Form 10QSB
period 1998-03-31
NDS SOFTWARE INC
filed 1998-05-14
CIK 938578

Form 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1998
                                   --------------

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ____________________to________________

Commission File Number: 0-23835

                               NDS SOFTWARE, INC.
                               ------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                      87-0397464
------                                                      ----------
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                          Identification No.)

                 2241 Park Place, Suite E, Minden, NV 89423-8602
                 -----------------------------------------------
                    (Address of Principal executive offices)

Issuer's telephone number, including area code:              (702) 782-2977
                                                             --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

                                  YES X   NO_____
                                     ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed Section 12, 13 or 15 (d) of the Exchange Act after the distribution of Securities under a plan confirmed by court

                                YES_____ NO_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 6,902,742 shares as of April 30, 1998

                               NDS SOFTWARE, INC.
                 Form 10-QSB for the quarter ended March 31, 1998


--------------------------------------------------------------------------------
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
--------------------------------------------------------------------------------

Part I.  Financial Information

Item 1.  Financial Statements (unaudited):                                Page
                                                                          ----
         Consolidated Balance Sheets as of March 31, 1998 and
         March 31, 1997                                                    3

         Consolidated Statements of Operations for the three months and
         nine months  ended March 31, 1998 and March 31, 1997              4

         Consolidated Statements of  Stockholders' Equity (Deficit)
         for the nine months ended March 31, 1998 and March 31, 1997       5

         Consolidated Statements of Cash Flows for the nine
         Months ended March 31, 1998 and March 31, 1997                    6

         Notes to the Financial Statements                                 9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               24

Part II  Other Information                                                Page
                                                                          ----

Item 1   Legal Proceedings                                                 26

Item 2   Changes in Securities and Use of  Proceeds                        26

Item 3   Defaults upon Senior Securities                                   26

Item 4   Submission of Matters to a Vote of Security Holders               26

Item 5   Other Information                                                 26

Item 6   Exhibits and Reports on Form 8-K                                  26




         SIGNATURES                                                        27

Item 1 Financial Statements (Unaudited)

                                    NDS Software, Inc.
                              Consolidated Balance Sheets                                    UNAUDITED
                                        March 31,


                                                                                            1998                1997
                                                                                      --------------       -------------
                                         ASSETS
Current Assets:
      Cash                                                                             $     119,768       $      (2,521)
      Accounts receivables, net of allowance for uncollectible accounts
           of $4,413 in 1998 and $4,413 in 1997                                              235,731             368,816
      Inventories                                                                             57,070              11,553
      Prepaid expenses                                                                        14,604              18,433
      Investments                                                                            700,000                   -
                                                                                      --------------       -------------
        Total current assets                                                               1,127,173             396,281

Property and equipment, net                                                                  455,577             461,219

Goodwill, net of accumulated amortization of $249,278 in 1998 and $116,912 in 1997           429,783             520,784

Investments in related businesses                                                            557,394                   -

Other assets                                                                                  28,664              59,014
                                                                                      --------------      --------------
                                                                                      $    2,598,591       $   1,437,298
                                                                                      ==============      ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Accounts payable                                                                $      312,886             241,271
      Accrued liabilities                                                                    319,971             253,058
      Current portion of capital lease obligations                                                 -              25,465
      Notes payable                                                                           34,698             144,698
      Notes payable - related parties                                                         37,075              38,336
      Deferred revenue                                                                       536,177             338,192
                                                                                      --------------      --------------
             Total Current liabilities                                                     1,240,807           1,041,021

Convertible debt                                                                             377,500           2,081,000

Stockholders' deficit:
      Series A convertible preferred stock, $0.001 par value,
           5,000,000 shares authorized; 692,000 shares and 677,500 issued
           and outstanding at March 31, 1998 and 1997, respectively                              692                678
      Series B convertible preferred stock, $10.00 par value,
           200,000 shares authorized; 0 shares and 13,000 shares issued and
           outstanding at March 31, 1998 and 1997, respectively                                    -            130,000
      Common stock, $.001 par value, 50,000,000 shares authorized;
           6,895,742 shares and 4,593,320 shares issued and outstanding at
           March 31, 1998 and 1997, respectively                                               6,896              4,593
      Additional paid-in capital                                                           9,936,582          5,246,123
      Accumulated deficit                                                                 (8,845,161)        (7,066,116)
      Dividends on Series A convertible preferred stock                                     (118,725)                 -
                                                                                      --------------     --------------
             Total stockholders' equity (deficit)                                            980,284         (1,684,722)
                                                                                      --------------     --------------
                                                                                      $    2,598,591      $   1,437,298
                                                                                      ==============     ==============

See accompanying notes.

                               NDS Software, Inc.
                      Consolidated Statements of Operations
                                    UNAUDITED




                                                         For the Three Months ended            For the Nine Months ended
                                                                  March 31, 1998                     March 31, 1998

                                                          1998              1997               1998                1997
                                                      ----------       -------------      -------------       --------------
Net Sales                                             $  741,195        $    280,360      $   1,863,135        $     993,927

Cost of sales                                            109,228              59,674            213,657              122,254
                                                      ----------       -------------      -------------        -------------
Gross Profit                                             631,967             220,686          1,649,478              871,673

 Selling, general and admin. expenses                  1,123,880             746,805          2,809,636            2,296,049
                                                      ----------       -------------      -------------        -------------

Net loss from operations                                (491,913)           (526,120)        (1,160,158)          (1,424,377)

Other income (expense):
     Interest expense                                    (13,265)            (89,787)          (100,112)            (216,557)
     Other                                               (11,129)             21,345            (10,835)              28,090
                                                      ----------       -------------      -------------        -------------
Loss before provision for income taxes                  (516,307)           (594,561)        (1,271,105)          (1,612,843)

Provision for income taxes                                     -               1,177                 55                1,177
                                                      ----------       -------------      -------------        -------------

Net loss                                              $ (516,307)      $    (595,739)     $  (1,271,160)        $ (1,614,021)

Net loss per common share                                 ($0.08)             ($0.13)            ($0.22)              ($0.36)
                                                      ==========       =============      =============        =============
Shares used in per share calculations                  6,395,886           4,511,369          5,750,779            4,426,022
                                                      ==========       =============      =============        =============

See accompanying notes.

                                                                                                                          UNAUDITED

                               NDS Software, Inc.
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                     Series A                  Series B                                   Additional
                                                 Preferred Stock           Preferred Stock         Common Stock             Paid in
                                                  Shares   Amount          Shares    Amount    Shares        Amount         Capital
                                                 -------- -------          ------    ------    ------        ------       ----------
Balance at July 1, 1996                         662,500     663            13,000    130,000    4,258,723      4,259     4,510,078
      Issuance of common stock to vendors
         for payment of goods/services                -       -                 -          -      110,695        111       304,402
      Issuance of common stock through
        a private placement offering                  -       -                 -          -      200,005        200       298,530
      Issuance of common stock for
         stock options exercised                      -       -                 -          -       10,000         10        19,990
      Conversion of Debt and accrued interest
          to common stock                        15,000      15                 -          -       13,897         14       113,123
      Unrealized Loss on Securities
      Net loss
                                              ---------  ------           -------   --------   ----------  ---------   -----------
Balance at March 31, 1997                       677,500  $  678            13,000   $130,000    4,593,320  $   4,593   $ 5,246,123
                                              =========  ======           =======   ========   ==========  =========   ===========


Balance at July 1, 1997                         662,500     663            13,000    130,000    4,605,815      4,606     5,334,895
      Issuance of common stock to vendors
          for payment of goods/services               -       -           (13,000)  (130,000)      59,097         57       203,135
      Issuance of common stock to employees
         for payment of wages                                                                      12,934         13        46,766
      Issuance of common stock for
         stock warrants exercised.                                                                 18,750         19        42,481
      Issuance of stock through private
         stock sales                            134,500     134                 -          -      489,809        493     1,530,771
      Issuance of common stock for
         stock options exercised                      -       -                 -          -      147,107        147       379,353
      Conversion of convertible debt and
          accrued interest to common stock       45,000      45                 -          -      882,867        883     1,899,500
      Conversion of Series A preferred stock
           into common stock                   (150,000)   (150)                                  300,000        300
      Issuance of common stock to
          purchase FOCUS Publications                                                              20,000         20        49,980
      Issuance of common stock as
          capital in a related business                                                           300,000        300       449,700
      Series A preferred stock dividends
          paid in common stock                                                                     59,363         59
      Unrealized Loss on Securities reversal
      Net loss
                                              ---------  ------           -------    -------   ----------  ---------   -----------
Balance at March 31, 1998                       692,000  $  692                 -    $     -    6,895,742   $  6,896   $ 9,936,582
                                              =========  ======           =======    =======   ==========  =========   ===========

(RESTUBBED TABLE)
                                                         Receivable      Unrealized                    Dividends on
                                                            from          Loss on     Accumulated        Series A
                                                         Stockholder     Securities     Deficit       Preferred Stock      Total
                                                        ------------     ----------   -----------     ---------------      -----


Balance at July 1, 1996                                    (500,000)              -     (5,452,095)                    (1,307,095)
      Issuance of common stock to vendors
         for payment of goods/services                            -               -              -                        304,513
      Issuance of common stock through
        a private placement offering                        500,000               -              -                        798,730
      Issuance of common stock for
         stock options exercised                                  -                              -                         20,000
      Conversion of Debt and accrued interest
          to common stock                                         -                              -                        113,151
      Unrealized Loss on Securities
      Net loss                                                                          (1,614,021)                    (1,614,021)
                                                        -----------        --------      ---------    -------------   -----------
Balance at March 31, 1997                               $         -        $      -    $(7,066,116)   $          -    $(1,684,722
                                                        ===========        ========    ===========    =============   ===========


Balance at July 1, 1997                                           -        (330,775)    (7,574,001)                    (2,434,612)
      Issuance of common stock to vendors
          for payment of goods/services                           -               -              -                         73,192
      Issuance of common stock to employees
         for payment of wages                                                                                              46,779
      Issuance of common stock for
         stock warrants exercised.                                                                                         42,500
      Issuance of stock through private
         stock sales                                              -               -             (1)                     1,531,396
      Issuance of common stock for
         stock options exercised                                  -               -              -                        379,500
      Conversion of convertible debt and
          accrued interest to common stock                        -               -              -                      1,900,428
      Conversion of Series A preferred stock
           into common stock                                                                                                  150
      Issuance of common stock to
          purchase FOCUS Publications                                                                                      50,000
      Issuance of common stock as
          capital in a related business                                                                                   450,000
      Series A preferred stock dividends
          paid in common stock                                                                            (118,725)      (118,666)
      Unrealized Loss on Securities reversal                                330,775                                       330,775
      Net loss                                                                          (1,271,159)                    (1,271,159)
                                                        -----------        --------    -----------    -------------   -----------
Balance at March 31, 1998                               $         -        $      -    $(8,845,161)   $    (118,725)  $   980,284
                                                        ===========        ========    ===========    =============   ===========

See accompanying notes.

                               NDS Software, Inc.
                      Consolidated Statements of Cash Flows
                           Nine months ended March 31,
                                    UNAUDITED

                                                                             1998             1997
                                                                       -------------      -------------

Cash flows from operating activities:
     Net loss                                                          $  (1,271,160)     $  (1,614,021)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                           217,651            195,658
     Loss on sale of securities                                               63,125                  -
     Gain on sale of fixed assets                                               (300)                 -
     Noncash marketing revenue received in stock                            (700,000)                 -
     Common stock issued for goods and services                              131,724            275,665
     Common stock issued for employee compensation                            46,779             12,000
     Changes in assets and liabilities net of effects from
         purchase of FOCUS:
           Trade receivables                                                 (57,825)          (312,547)
            Inventories                                                      (52,749)            18,665
            Prepaid expenses                                                 (14,604)            30,050
            Accounts payable                                                 (39,845)           (85,199)
            Accrued liabilities                                             (171,922)           (44,210)
            Deferred revenue                                                (269,234)           152,557
                                                                         -----------       -----------
               Net adjustments                                              (847,200)           242,639
                                                                         -----------       -----------
                   Net cash used in operating activities                  (2,118,360)        (1,371,382)
                                                                         -----------       -----------

Cash flows from investing activities:
     Purchase of property and equipment                                     (131,846)         (130,939)
     Net cash received on purchase of FOCUS                                    2,134                 -
     Proceeds from securities sales                                          744,875                 -
     Proceeds from fixed asset sales                                             300                 -
     Deposit on Opticom Corporation purchase                                (100,000)                -
     Capital contributed to REOSeekers, LLC                                   (7,394)                -
     Net change in other assets                                                4,286           (39,034)
                                                                         -----------       -----------
                 Net cash used in investing activities                       512,355          (169,973)
                                                                         -----------       -----------

Cash flows from financing activities:
     Proceeds from convertible debt                                                -           619,252
     Principal payments on capital lease obligations                         (16,799)          (14,450)
     Proceeds from notes payable - related parties                           118,000
     Payments on notes payable - related parties                            (188,028)         (180,467)
     Proceeds from notes payable                                             259,901           200,000
     Payments on notes payable                                              (285,000)         (100,000)
     Net proceeds from exercise of stock options/warrants                    422,000
     Net proceeds from sale of stock                                       1,383,477           848,730
                                                                         -----------       -----------
                  Net cash provided by financing activities                1,693,551         1,373,065
                                                                         -----------       -----------

Net (decrease) increase in cash                                               87,546          (168,290)

Cash at beginning of fiscal year (July 1)                                     32,222           165,769
                                                                         -----------       -----------

Cash at end of period                                                    $   119,768        $   (2,521)
                                                                         ===========       ===========


See accompanying notes.

                               NDS Software, Inc.
                Consolidated Statements of Cash Flows - Continued

                                                               Nine months
                                                             ended March 31,
                                                            1998          1997
                                                         -----------------------
Supplemental disclosure of cash flow information:
          Cash paid for interest                         $  118,287    $ 42,108
                                                         ==========    ========

Supplemental disclosure of non-cash investing and financing activities:

Nine Months Ended March 31, 1998
--------------------------------
The Company wrote up certain securities classified as available-for-sale in the amount of $330,775, effectively reversing the write down from the previous fiscal period. This was done to bring the cost back in line with the amount actually received in cash when these securities were sold.

The Company issued stock to vendors in exchange for reductions in outstanding accounts payable in the amount of $51,982.

The Company converted 13,000 shares of outstanding preferred Series B stock for 35,000 shares of common stock.

The Company converted $1,678,500 of convertible debt into common stock.

The Company paid $118,725 in dividends on preferred Series A stock by issuing shares of the Company's common stock.

The Company funded its $450,000 investment in a limited liability company by issuing 300,000 shares of its common stock to the LLC.

One of the holders of the Company's preferred Series A stock converted their shares into common stock.

The Company received common stock in an entity related by common stock ownership in return for the license of technology valued at $700,000.

The Company purchased all of the outstanding stock of FOCUS by issuing 20,000 shares of common stock valued at $2.50 per share in exchange for $8,086 in assets and $1,585 in liabilities.

See accompanying notes.

                               NDS Software, Inc.
                Consolidated Statements of Cash Flows - Continued

Supplemental disclosure of non-cash investing and financing activities:

Nine Months Ended March 31, 1997
--------------------------------

The Company canceled the issuance of 250,000 shares of common stock when a certificate of deposit in the amount of $500,000 received by the Company for the stock purchase became uncollectible.

The Company issued 110,695 shares of common stock in exchange for goods and services.













See accompanying notes.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997


1. Description of Business and Financing Requirements

NDS Software, Inc. ("NDS") was originally incorporated under the Laws of Nevada on October 28, 1987. On July 20, 1994, NDS merged with XRF Corporation ("XRF"), which was incorporated in Utah. Through the terms of the merger agreement, XRF, the surviving entity, acquired all of the outstanding common stock of NDS and NDS ceased to exist. However, due to the substance of the transaction, the merger has been treated as a purchase of XRF by NDS (Note 3). Subsequent to the merger, XRF changed its name to NDS Software, Inc. and has been re-domiciled in the state of Nevada.

On May 8, 1996, NDS acquired 100% of the outstanding stock of Visual Listings, Inc. ("VLI") located in Brea, California. The acquisition of VLI was accounted for as a purchase that resulted in the Company recording $637,696 of goodwill (Note 3). On August 11, 1997 the Company acquired FOCUS Publications, Inc. ("Focus") which was finalized on December 31, 1997. The acquisition of FOCUS was accounted for as a purchase that resulted in the Company recording $42,615 of goodwill (Note 3).

NDS offers desktop software products used by real estate professionals to manage information, contacts and listings.

VLI provides public access to the Multiple Listing Service via the Internet through its HomeSeekers.com Internet site. The Internet site allows potential home buyers to view multiple listings using a standard Internet dial up connection. VLI also provides an alternative access to the Multiple Listing Service on HomeSeekers and CityNet, a product that opens the same data to a non-Internet connected home buyer that has a computer and modem.

Focus produces regional relocation information including economic, housing, education, entertainment and other related information of interest to businesses and individuals relocating to the area in paperback form for sale to realtors, title companies and individuals relocating in the area.

VLI and FOCUS Publications are being operated as divisions of the Company. The consolidated financial statements include the accounts of NDS and its two divisions, VLI ("HomeSeekers") and FOCUS Publications ("Focus"). All significant inter-company balances and transactions have been eliminated in consolidation.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

1. Description of Business and Financing Requirements (continued)

The Company has not yet generated revenues sufficient to fund operations and has generated the additional cash necessary to fund operations through the issuance of equity and convertible debt. Accordingly, the Company' ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and if available, will be obtained on terms favorable to or affordable by the Company.

The Company' management is exploring several funding options and expects to raise additional capital in 1998 and to continue to develop the Company' operations around its products. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. The Company incurred net losses of $2,311,959 and $2,121,906 for the years ended June 30, 1996 and 1997, respectively, and has incurred a net loss of $1,271,160 for the nine months ending March 31, 1998. The Company has an accumulated deficit of $8,845,161 as of March 31, 1998.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2.  Significant Accounting Policies

Revenue Recognition

Revenues from sales of software licenses are recognized upon shipment of the related product, net of revenues attributable to insignificant customer obligations, if any. Advertising revenues are recognized ratably over the term of the advertising agreement beginning at the time the advertisement first is displayed on the Company's Internet site. Payments received from customers prior to the Company shipping product or displaying advertisements are recorded as deferred revenue.

In accordance with Statement of Position 91-1, the Company accounts for certain software transactions for which there is no reasonable basis of estimating the degree of collectibility of related receivables using the installment method of accounting, effectively recording the transaction as deferred revenue until the collectibility is probable. See Note 4 "Investments".

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

2.    Significant Accounting Policies (continued)

Software Development Costs

The Company accounts for the costs of developing software products to be sold in accordance with Statement of Financial Accounting Standards 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires the capitalization of costs only during the period from the establishment of technological feasibility to the time at which the product is available for general release to customers. These costs are not material to the Company's financial position or results of operations, and have been charged to research and development expense in the accompanying statements of operations.

Concentrations

Concentrations of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank, trade receivables, and receivables from officers/stockholders. The Company maintains its cash in bank deposit accounts that, at times, may exceed federally insured limits. At March 31, 1998, substantially all of the accounts receivables are due from customers within the real estate and related industries.

Concentrations of Operations - All of the Company's current products are designed for operation in the national domestic real estate market. Any recessionary pressures or other disturbances in the national real estate market could have an adverse effect on the Company's operations. For the nine months ended March 31, 1998, 27% of the Company's revenues were received from one customer from the sale of customer leads and 37% of the Company's revenues were received from a related party for a one-time license agreement for the right to market software developed by the Company.

Financial Statement Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

2.     Significant Accounting Policies (continued)

Fair Values of Financial Instruments

Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("SFAS No. 107"). The Carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets" fair values. Active markets for the Company's other financial instruments that are subject to the fair value disclosure requirements of SFAS No. 107, which consist of privately-issued convertible debt and notes payable, do not exist and there are no quoted market prices for these instruments. Accordingly, it is not practicable to estimate the fair values of such financial instruments because of the limited information available to the Company and because of the significance of the cost to obtain independent appraisals for this purpose.

Marketable Securities

The Company's securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value in the balance sheet in current assets, with the change in fair value during the period included in earnings.

Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classified as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity.

The Company's investments in marketable equity securities are held for an indefinite period and thus are classified as available-for-sale.

For the nine months ended March 31, 1998, the Company had $700,000 in available-for-sale securities. See Note 4 "Investments".

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

2.     Significant Accounting Policies (continued)

Inventory

Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists of Focus division publications.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over estimated useful lives of 3 years, or the lease term, whichever is shorter.

Goodwill

The Company has classified as goodwill the cost in excess of fair value of the net assets of VLI and Focus Publications, both acquired in purchase transactions. All goodwill is being amortized on a straight-line method over 5 years. Amortization charged to continuing operations amounted to $32,975 and $103,170 for the nine months ended March 31, 1997 and 1998, respectively. Goodwill accumulated amortization at March 31, 1998 was $249,278. At each balance sheet date, the Company evaluates the reliability of goodwill based upon expectations of non-discounted cash flows and operating results of VLI and Focus. Based upon its most recent analysis, the Company believes that no material impairment of goodwill exists at March 31, 1998.

Income Taxes

The liability method is used to account for income taxes. Under this method, deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

2.  Significant Accounting Policies (continued)

Advertising

The Company periodically places advertisements in newspapers and magazines. Costs of advertising are expensed when paid.

Net Loss Per Share

Net loss per share is based on the simple average number of shares of common stock and dilutive common stock equivalents outstanding during the period. Other common stock issuable upon the conversion of convertible preferred stock, convertible redeemable promissory notes and upon the exercise of certain common stock warrants and stock options have been excluded from the computation because their inclusion would be anti-dilutive.

Stock Options

The Company adopted SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995, or earlier as permitted. As provided by SFAS No. 123, the Company will continue to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. There were options to purchase 3,565,700 shares of common stock outstanding as of March 31, 1998.

3.  Business Acquisitions

On July 20, 1994, the Company merged with XRF Corporation, (XRF), (a Utah Corporation). Through the terms of the merger agreement, XRF, the surviving entity, acquired all of the outstanding common stock of NDS and NDS ceased to exist. The existing stockholders of XRF retained their 1,192,352 shares and the stockholders of NDS received shares of XRF at a ratio of 76.5 to 1 for a total of 1,700,000 shares. Due to majority ownership of the Company after the transaction by NDS stockholders and XRF's lack of substantial assets, liabilities, or marketable products, the transaction was treated as a reverse acquisition of XRF by NDS using the purchase method for accounting purposes.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

3.     Business Acquisitions (continued)

Effective May 8, 1996, Visual Listings, Inc. (a California corporation) became a division of NDS as part of an agreement in which NDS acquired all of the outstanding shares of VLI in return for 280,000 shares of NDS? common stock valued at $560,000. The acquisition was accounted for as a purchase and resulted in the assumption of net liabilities of $77,696.

On August 11, 1997, the Company acquired FOCUS Publications, Inc. (a Nevada corporation) ("Focus") which was finalized on December 31, 1997. NDS acquired all of the outstanding shares of Focus in return for 20,000 shares of NDS? common stock valued at $45,000. The acquisition was accounted for as a purchase.

4.  Investments

As of March 31, 1998, the Company has recorded common stock it received as payment for services rendered from a related party. The common stock is classified on the balance sheet as securities available-for-sale at its estimated realizable value of $700,000 as of March 31, 1998. This stock is restricted stock and is not currently traded on any stock exchange or over-the-counter ("OTC") market. 700,000 shares has been included on the Company's March 31, 1998 balance sheet at $1.00 per share, which is management's estimate of the stock's fair market value once it begins trading. Management anticipates that this stock will begin trading on an OTC market by June 30, 1998.

Should this stock not begin trading at a value of at least $1.00 per share by June 30, 1998, then management will re-assess the value of this asset at this time. There is the chance that this asset, and the related $685,000 (of the total $700,000) of sales recognized for license of technology in the nine months ending March 31, 1998 will need to be reduced.

On January 16, 1998, the Company entered into a Limited Liability Company ("LLC") with another mortgage business to develop and operate a new Internet site that brings the Company's real estate listings together with the other party's mortgage offerings. The Company contributed 300,000 shares of common stock to this LLC as collateral should the company not perform as promised. These shares may be forfeited at a maximum of 100,000 shares per year over a three-year period.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

5.     Property and Equipment

                                                                     March 31,
Property and equipment consist of the following:              1998             1997
                                                              ----             ----
         Computer equipment                                 $690,992         $551,229
         Software                                            102,307          100,099
         Furniture and office equipment                      110,921          109,670
         Leasehold improvements                               13,542           13,542
                                                          ----------       ----------
                                                             917,762          774,540

         Less accumulated depreciation and amortization     (462,185)        (313,321)
                                                          ----------       ----------
                                                            $455,577         $461,219

6.  Accrued Liabilities

                                                                     March 31,
Accrued liabilities consist of the following:                1998               1997
                                                             ----               ----
         Accrued payroll and related expenses              $272,277          $113,703
         Accrued Interest                                    17,689           109,429
         Other accrued liabilities                           30,005            30,200
                                                         ----------        ----------
                                                           $319,971          $253,058

7.  Notes Payable

During December 1996, the Company issued $200,000 in promissory notes to an unrelated third party in return for cash. Interest at 12% and principal was due on or before January 15, 1997. As of June 30, 1997, principal and interest of $100,000 was repaid with a remaining principal balance of $105,918 plus accrued interest.

8.    Notes Payable to Related Parties

The Company has three notes payable to related parties totaling $37,075 at March 31, 1998, which were acquired in the acquisition of VLI. Interest accrues at annual rates of 16.65% to 18% and principle and interest is payable on demand.

At March 31, 1998, the weighted average interest rate on all short-term borrowings including related party borrowings was 13%.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

9.  Convertible Redeemable Promissory Notes with Warrants

During March of 1996, the Company commenced a $1.5 million, 60 unit private placement of unsecured convertible redeemable promissory notes (the "Notes") with attached redeemable common stock purchase warrants (the "Warrants") priced at $25,000 per unit. A unit includes a redeemable promissory note and a warrant, as discussed below. The Company completed the placement in July 1996, receiving $1,500,000 in gross proceeds.

In August 1996, the Company commenced and completed a $500,000, 20 unit private placement of unsecured convertible redeemable promissory notes with attached redeemable common stock purchase warrants priced at $25,000 per unit. A unit includes a redeemable promissory note and a warrant. The Company placed 23.24 units and received $581,000.

The Notes mature June 1, 1999 and accrue interest at 12% per annum payable semi-annually on June 1 and December 1. The Notes became convertible at the option of the note holder beginning September 15, 1996 at the rate of one share of the Company's common stock per $2 of indebtedness. The Notes become redeemable at the option of the Company at the same rate above at any time subsequent to November 1, 1996 provided that a registration statement covering the shares of common stock issuable upon the conversion of the Notes is effective with the Securities and Exchange Commission.

Each unit also consists of a Warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $3 per share at any time prior to December 15, 1998. The Warrants are redeemable at the option of the Company at a price per common share of $0.01 provided that a registration statement covering the shares of common stock issuable upon the exercise of the Warrants is effective with the Securities and Exchange Commission and the market price of the Company's common stock is $6 per share for 10 consecutive trading days.

At March 31, 1998, Warrants to purchase 1,040,500 shares of the Company's common stock had been issued to the note holders, with Warrants to purchase 12,500 shares exercised.

10.  Stockholders' Equity (Deficit)

Common Stock

As of March 31, 1998 the Company has reserved a total of 6,863,444 shares of common stock pursuant to outstanding warrants, options, convertible preferred stock and convertible redeemable promissory notes.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

10.  Stockholders' Equity (Deficit) (continued)

Redeemable Common Stock Warrants

As of March 31, 1998 the Company has Warrants outstanding to purchase 1,724,994 shares of common stock at prices ranging from $1.47 to $6.00 per share for periods of 2 1/2 years to 6 1/2 years.

Stock Options

As of March 31, 1998, the Company has options outstanding to purchase an aggregate of 3,565,700 Shares of the Company at prices ranging from $1.47 to $6.50 per Share and for exercise periods ranging from two years to five years from the date of issuance.

Preferred Stock

Series A preferred stock has a par value of $.001 and is entitled to a cumulative dividend of 15% per annum based upon a value of $2 per share at the time of conversion to common stock. At the option of the preferred stockholder, each share of stock can be redeemed at $1 per share or can be converted to common stock at a rate of two shares of common for each share of preferred. Each share of series A preferred stock is entitled to the voting rights of five shares of common stock.

On June 30, 1995, the Company converted short and long-term notes payable to officers and stockholders of $535,613 and related interest of $100,866 (at a rate of 15%) into 662,500 shares of series A preferred stock.

Series B convertible preferred stock has a par value of $10 and is entitled to a cumulative dividend, when declared, of 9% per annum based upon a value of $10 per share. At the option of the board of directors, each share of stock can be redeemed at $10 per share or can be converted to common stock at a rate of five shares of common for each share of preferred. Conversion to common stock cannot occur until at least six months after issuance and if the listed price of the Company's common stock has been at least $3 for at least ten consecutive trading days with an aggregate volume of no less than 20,000 shares. Series B convertible preferred stock is not entitled to the voting rights of common stock.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

10.  Stockholders' Equity (Deficit) (continued)

Preferred Stock (continued)

As of March 31, 1998, $118,725 in dividends have been declared, and paid in the form of common stock, on Series A convertible preferred stock. No dividends have been declared or paid on Series B convertible preferred stock.

11.  1996 Stock Option Plan

On October 9, 1996, the Company's Board of Directors ratified a stock option plan under which the Company may grant incentive and non-statutory stock options to employees, directors, and consultants. As part of the provisions of the Plan, the Company may grant, but is not obligated to grant, options that include reload features. The Company has reserved 5,500,000 shares of its common stock for issuance under the Plan. Options granted generally have terms from one to five years from the date of grant and generally vest immediately or ratably over their terms. The exercise price of incentive stock options granted under the Plan may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. The exercise price of non-statutory stock options granted under the Plan may not be less than 75% of the fair market value of the Company's common stock on the date of the grant. For a person, who, at the time of the grant, owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options granted under the Plan may not be less than 110% of the fair market value of the common stock on the date of the grant.

The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company?s stock were equal on the measurement date, no compensation cost has been recognized for the Plan for the fiscal periods ended March 31, 1998 and 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

11.  1996 Stock Option Plan (continued)

                                              Nine Month Period Ended March 31,
                                              --------------------------------
                                              1998                        1997
                                              ----                        ----
         Net Income (Loss)
         -----------------
         As reported                         $     (1,271,105)     $ (1,612,843)
                                             ================      ============
         Pro forma                           $     (3,559,876)     $ (5,897,878)
                                             ================      ============

         Primary Earnings Per Share
         --------------------------
         As reported                         $           (.22)     $       (.36)
                                             ================      ============
         Pro forma                           $           (.56)     $      (1.32)
                                             ================      ============


         Fully Diluted Earnings Per Share
         --------------------------------
         As reported                         $           (.22)    $        (.36)
                                             ================     =============
         Pro forma                           $           (.56)    $       (1.32)
                                             ================     =============



For purposes of estimating the fair value of each option granted in accordance with FASB 123, the Black-Scholes Model was used. The following assumptions were made in estimating fair value:


                         Dividend yield                                    0%

                         Risk-free interest rate                        8.50%

                         Expected life                                3 years

                         Expected volatility                          111.18%

Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $2,288,771 for the nine month period ended March 31, 1998, and $4,285,035 for the nine month period ended March 31, 1997.

                               NDS Software, Inc.
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

11.  1996 Stock Option Plan (continued)

Following is a summary of the status of options outstanding during the nine month periods ended March 31, 1998 and 1997:

                                                             Nine Months Ended March 31,
                                                             --------------------------
                                                        1998                              1997
                                          -------------------------------     -----------------------------
                                                              Weighted                            Weighted
                                                              Average                              Average
                                                              Exercise                            Exercise
                                            # of Shares        Price           # of Shares          Price
                                            -----------       --------         -----------        --------
     Outstanding at July 1,
       1997 and 1996                          3,015,800       $   1.68          2,100,800         $  1.60

     Granted                                    790,000           2.63            955,000            2.01
     Canceled                                  (100,000)          3.94            (30,000)           6.38
     Exercised                                 (140,100)          2.60            (25,000)           2.00
                                            -----------        -------         ----------         -------

     Outstanding at March 31                  3,565,700           1.79          3,000,800            1.68
                                            ===========        =======         ==========          ======

     Options exercisable
      at March 31                             3,565,700           1.79          3,000,800            1.68
                                            ===========         ======         ==========          ======

     Weighted average fair value of
     options granted during 1998 and 1997                       $ 2.90                             $ 4.49
                                                               =======                            =======


                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

12.  Income Taxes

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company?s deferred taxes as of March 31, 1998 and 1997 are as follows:

                                                                   1998                       1997
                                                               ------------              --------------
         Deferred tax assets:
            Net operating loss carryover                      $   2,402,086              $    1,807,417
            Deferred revenue                                        187,662                     118,367
            Depreciation                                                  -                       8,461
            Employee salaries issued in stock                        20,573                       4,200
           Allowance for bad debts                                    1,544                           -
                                                               ------------              --------------
                                                                  2,611,865                   1,938,445
         Deferred tax liabilities:
            Depreciation                                             (6,274)                          -
                                                              -------------              --------------
                                                                  2,605,591                   1,938,445
         Less: Valuation allowance                               (2,605,591)                 (1,938,445)
                                                              -------------              --------------

              Net Deferred Taxes                              $         -0-              $           -0-
                                                              =============              ==============

The increase in the valuation allowance was $667,146 and $550,457 for the nine months ended March 31, 1998 and 1997, respectively.

The company has available at March 31, 1998 $6,863,103 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2008 to 2013. The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                                     1998                      1997
                                                                 ------------              ----------

         Federal benefit expected at statutory rate               $(444,906)             $   (564,907)
         Net operating loss with no current benefit                 628,646                   507,134
         Taxable deferred revenue                                  (237,148)                   53,395
         Amortization of software costs                                   -                   (22,472)
         Depreciation                                                37,036                    22,650
         Employee salaries issued in stock                           16,373                     4,200
         Other                                                           (1)                        -
                                                                -----------             -------------
                                                                $        -0-             $         -0-
                                                                ===========             =============


                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

13.  Commitments

Leases

The Company leases its facilities under two non-cancelable operating leases. One facility lease includes an escalation clause based on the consumer price index and is adjusted on an annual basis and has a term of five years. The other facility lease has a term of three years where the monthly rental payment increases $100 annually on top of a stated base rate. The Company also leases certain equipment under operating leases. The following is a schedule, by years, of the future minimum lease payments under operating leases as of March 31, 1998.


                                                                 Operating
                                                                   Leases
                                                                 ---------
       Years ending June 30,

                1998                                             $  30,479

                1999                                               115,422

                2000                                                24,392
                                                                 ---------
       Minimum lease payments                                     $170,293


Employment Agreements

During May and June of 1996, the Company entered into employment agreements with three officers. The agreements are for a five-year period and call for an annual salary for each officer of $144,000 and an annual bonus of 4% of pre-tax earnings.

Past Due Obligations

The Company is currently in default under the terms of one note payable to an outside third party wherein the required payment at the maturity date of the note payable in the amount of $35,000 has not been paid. The Company has been paying the accrued interest and intends on paying the principal balance once cash funds allow.

In addition, the Company is currently delinquent in the payment of a number of accounts payable. The Company is attempting to payoff these outstanding obligations as soon as practicable given its cash flow requirements.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


Financial Condition - March 31, 1998 compared to March 31, 1997

Investments
As of March 31, 1998, the Company has recorded common stock it received as payment for services rendered from a related party. The common stock is classified on the balance sheet as securities available-for-sale at its estimated realizable value of $700,000 as of March 31, 1998. This stock is restricted stock and is not currently traded on any stock exchange or over-the-counter ("OTC") market. 700,000 shares has been included on the Company's March 31, 1998 balance sheet at $1.00 per share, which is management's estimate of the stock's fair market value once it begins trading. Management anticipates that this stock will begin trading on an OTC market soon.

Should this stock not begin trading at a value of at least $1.00 per share by June 30, 1998, then management will re-assess the value of this asset at this time. There is the chance that this asset, and the related $685,000 (of the total $700,000) of sales recognized for license of technology in the nine months ending March 31, 1998 will need to be reduced.

Investments in related businesses
On January 16, 1998, the Company entered into a Limited Liability Company ("LLC") with another mortgage business to develop and operate a new Internet site that brings the Company's real estate listings together with the other party's mortgage offerings. The Company contributed 300,000 shares of NDS common stock to this LLC as collateral should the company not perform as promised. These shares may be forfeited at a maximum of 100,000 shares per year over a three-year period. The shares were valued at $1.50 per share, bringing the total investment in this LLC to $450,000.

Additionally, the Company made a $100,000 down payment on the purchase of Opticom Corporation ("Opticom") during fiscal 1998. Opticom designs and provides marketing tools to Realtors, and currently generates approximately $3,000,000 in annual sales. Current sales include photographs of homes for sale, real estate marketing materials printing, magazine design and printing and real estate "For Sale" signs. Opticom's long-term marketing strategy is to become a "one-stop" provider of marketing services for listing real estate agents. The Company is completing the due diligence phase of its acquisition of Opticom, and is currently negotiating the purchase price.

Convertible Debt
$1,704,000 of convertible debt holders converted their notes into common stock during fiscal 1998. Approximately 883,000 shares of common stock were issued for the conversion of $1,900,000 in convertible debt and accrued interest during fiscal 1998.

Stockholders' Equity (Deficit)
The Company's equity structure improved drastically during fiscal 1998, moving from a ($1,685,000) deficit as of March 31, 1997 to a $980,000 positive equity as of March 31, 1998. The primary reason for this improvement was conversion of $1,900,000 in convertible debt and accrued interest. Secondly, the Company raised $1,805,000 in gross proceeds from the sale of stock and from the exercise of stock options and warrants during this period.

Results of Operations - Three Months Ending March 31, 1998 compared to the Three Months Ending March 31, 1997
Sales were up $461,000, or 164% for the quarter ending March 31, 1998 over the corresponding 1997 quarter. This increase was due to strong technical services sales and customer leads related to mortgage referrals sold to a mortgage company.

Selling, general and administrative expenses were up $377,000, or 51% for the quarter ending March 31, 1998 over the corresponding 1997 quarter. Sales and programming personnel were added to increase Company sales and to meet the production requirements of the increasing number of advertising customers. Additionally, the Company incurred a $51,000 sales commission when it liquidated equity securities received as payment for services during the quarter ending March 31, 1998. The Company increased it's Internet communication capabilities, and related costs, year-over-year, and spent considerable funds filing its Form 10-SB with the Securities and Exchange Commission during 1998.

Interest expense was down $77,000, or 85% for the three months ending March 31, 1998 from 1997 primarily due to the conversion of convertible debt into equity.

Results of Operations - Nine Months Ending March 31, 1998 compared to the Nine Months Ending March 31, 1997
Sales for the nine months ending March 31, 1998 were up $869,000, or 88% over the nine months ending March 31, 1997. This increase was due to strong technical services sales and customer leads related to mortgage referrals sold to a mortgage company.

Selling, general and administrative expenses were up $514,000, or 22% for the nine months ending March 31, 1998 over the nine months ending March 31, 1997. Sales and programming personnel were added to increase Company sales and to meet the production requirements of the increasing number of advertising customers.

Interest expense was down $116,000, or 54% for the nine months ending March 31, 1998 from 1997 primarily due to the conversion of convertible debt into equity.

Cash flows - Nine months ending March 31, 1998 compared to the Nine Months Ending March 31, 1997

The Company sold common stock it received as payment for services rendered during the nine months ending March 31, 1998 for net proceeds of $745,000 after deducting a $51,000 sales commission on the sale.

The Company received $619,000 of proceeds from the sale of convertible notes payable during the nine months ended March 31, 1997.

Proceeds from the sale of common stock and the exercise of stock options and warrants was $1,805,000 during the nine months ending March 31, 1998 versus $849,000 during the nine months ending March 31, 1997.

Since March 31, 1998 the Company has sold 439,000 shares of common stock for proceeds of approximately $878,000. Additionally, the Company intends to raise an additional $5 million in the near future. These funds will be used to increase the sales and marketing efforts necessary to increase the sales volume to profitable levels of operation.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

None

Item 2   Changes in Securities and Use of Proceeds

None

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


NDS Software, Inc.
(Registrant)


----------------------------                     --------------------------
Greg Johnson                                     Scott Berry
Chief Executive Officer                          Chief Financial Officer


Dated:   May 14, 1998