Form 10QSB/A
period 1998-03-31
HOMESEEKERS COM INC
filed 1998-09-25
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                 FORM 10-QSB/A1


(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1998

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________to________________

Commission File Number: 0-23835
                        -------

                              HOMESEEKERS.COM, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

Nevada                                                    87-0397464
------                                                    ----------
(State or other jurisdiction of                         (IRS Employer
Incorporation or organization)                       Identification No.)

                 2241 Park Place, Suite E, Minden, NV 89423-8602
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

                                  YES   X      NO_____
                                      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,752,163 shares as of August 31, 1998

                              HOMESEEKERS.COM, INC.
                Form 10-QSB for the quarter ended March 31, 1998

--------------------------------------------------------------------------------
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
--------------------------------------------------------------------------------
Part I.  Financial Information

Item 1.           Revised Financial Statements:                                        Page
-------           -----------------------------                                        ----

                  Revised Consolidated Balance Sheets as of March 31, 1998 and
                  June 30, 1997                                                         3

                  Revised Consolidated Statements of  Operations for the three months and nine months ended March 31, 1998 and
                  March 31, 1997                                                        4

                  Revised Consolidated Statements of  Stockholders'
                  Equity (Deficit) for the nine months ended
                  March 31, 1998 and March 31, 1997                                     5

                  Revised Consolidated Statements of Cash Flows for the nine
                  months ended March 31, 1998 and March 31, 1997                        6

                  Revised Notes to the Financial Statements                             9

Item 2.           Revised Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   25

Part II   Other Information                                                            Page
                                                                                       ----

Item 1            Legal Proceedings                                                     27

Item 2            Changes in Securities and Use of  Proceeds                            27
Item 3            Defaults upon Senior Securities                                       27
Item 4            Submission of Matters to a Vote of Security Holders                   27

Item 5            Other Information                                                     27

Item 6            Exhibits and Reports on Form 8-K                                      27

                  SIGNATURES                                                            28


PART I. FINANCIAL INFORMATION

Item 1. Revised Financial Statements

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                            Consolidated Balance Sheets

                                                                             (Unaudited)        (Audited)
                                                                              March 31,         June 30,
                                                                                1998              1997
                                                                            -------------      -----------
                                      ASSETS
Current Assets:
        Cash                                                                    $ 119,768         $ 32,222
        Accounts receivables, net of allowance for uncollectible
          accounts of $4,413 in 1998 and $4,413 in 1997                           235,731           99,826
        Inventories                                                                57,070            2,951
        Prepaid expenses                                                           14,604                -
                                                                            -------------      -----------
          Total current assets                                                    427,173          134,999

Investments                                                                             -          477,225

Account receivable - related party  (to be converted into cash beyond
  twelve months)                                                                                   484,197

Property and equipment, net                                                       455,577          433,711

Goodwill, net of accumulated amortization of $249,278 in 1998 and
  $148,797 in 1997                                                                429,783          488,899

Investments in related businesses                                                 557,394                -

Other assets                                                                       28,664           35,640
                                                                            -------------      -----------
                                                                              $ 1,898,591      $ 2,054,671
                                                                            =============      ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
        Accounts payable                                                        $ 312,886          403,128
        Accrued liabilities                                                       319,971          491,893
        Current portion of capital lease obligations                                    -           16,799
        Notes payable                                                              34,698          150,616
        Notes payable - related parties                                            37,075          157,103
        Deferred revenue                                                        1,221,177        1,213,744
                                                                            -------------      -----------
               Total Current liabilities                                        1,925,807        2,433,283

Convertible debt                                                                  377,500        2,056,000

Stockholders' deficit:
        Class A convertible preferred stock, $0.001 par value, 5,000,000 shares authorized; 692,000 shares and 677,500 issued
             and outstanding at March 31, 1998 and 1997, respectively                 692              663
        Class B convertible preferred stock, $10.00 par value,
             200,000 shares authorized; 0 shares and 13,000 shares issued and
             outstanding at March 31, 1998 and 1997, respectively                       -          130,000
        Common stock, $.001 par value, 50,000,000 shares authorized;
             6,895,742 shares and 4,593,320 shares issued and outstanding at
             March 31, 1998 and 1997, respectively                                  6,896            4,606
        Additional paid-in capital                                              9,936,582        5,334,895
        Accumulated deficit                                                    (9,530,161)      (7,574,001)
        Unrealized loss on securities                                            (700,000)        (330,775)
        Dividends on Series A convertible preferred stock                        (118,725)               -
                                                                            -------------      -----------
               Total stockholders' equity (deficit)                              (404,716)      (2,434,612)
                                                                            -------------      -----------
                                                                              $ 1,898,591      $ 2,054,671
                                                                            =============      ===========

See accompanying notes.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                      Consolidated Statements of Operations
                                    UNAUDITED


                                                               For the Quarter                            For the Nine Months
                                                               ended March 31,                              ended March 31,
                                                          1998               1997                     1998               1997
                                                     ---------------    ---------------          ---------------    ---------------

Net Sales                                                 $ 581,195          $ 280,360              $ 1,178,135          $ 993,927

Cost of sales                                               109,228             59,674                  213,657            122,254
                                                     ---------------    ---------------          ---------------    ---------------
Gross Profit                                                471,967            220,686                  964,478            871,673

Selling, general and admin. expenses                      1,123,880            746,805                2,809,636          2,296,049
                                                     ---------------    ---------------          ---------------    ---------------

Net loss from operations                                   (651,913)          (526,120)              (1,845,158)        (1,424,377)

Other income (expense):
     Interest expense                                       (13,265)           (89,787)                (100,112)          (216,557)
     Other                                                  (11,129)            21,345                  (10,835)            28,090
                                                     ---------------    ---------------          ---------------    ---------------
Loss before provision for income taxes                     (676,307)          (594,561)              (1,956,105)        (1,612,843)

Provision for income taxes                                        -              1,177                       55              1,177
                                                     ---------------    ---------------          ---------------    ---------------

Net loss                                                 $ (676,307)        $ (595,739)             $(1,956,160)       $(1,614,021)
                                                     ===============    ===============          ===============    ===============

Net loss per common share                                    ($0.11)            ($0.13)                  ($0.34)            ($0.36)
                                                     ===============    ===============          ===============    ===============

Shares used in per share calculations                     6,395,886          4,511,369                5,750,779          4,426,022
                                                     ===============    ===============          ===============    ===============

See accompanying notes.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                Consolidated Statements of Stockholders' Deficit
                                   UNAUDITED


                                                        Series A            Series B
                                                     Preferred Stock     Preferred Stock          Common Stock        Additional
                                                   ------------------  -----------------      -------------------      Paid in
                                                   Shares     Amount   Shares    Amount        Shares       Amount      Capital
                                                   --------- --------  ------    ------       --------     --------   ----------
Balance at July 1, 1996                             662,500      663   13,000     130,000      4,258,723     4,259    4,510,078
      Issuance of common stock to vendors
         for payment of goods/services                    -        -        -           -        110,695       111      304,402
      Issuance of common stock through
        a private placement offering                      -        -        -           -        200,005       200      298,530
      Issuance of common stock for
         stock options exercised                          -        -        -           -         10,000        10       19,990
      Conversion of Debt and accrued interest
          to common stock                            15,000       15        -           -         13,897        14      113,123
      Unrealized Loss on Securities
      Net loss
                                                  --------- --------  -------  ----------     ----------  -------- ------------

Balance at March 31, 1997                           677,500    $ 678   13,000   $ 130,000      4,593,320  $  4,593  $ 5,246,123
                                                  ========= ========  =======  ==========     ==========  ======== ============


Balance at July 1, 1997                             662,500      663   13,000     130,000      4,605,815     4,606    5,334,895
      Issuance of common stock to vendors
          for payment of goods/services                   -        -  (13,000)   (130,000)        59,097        57      203,135
      Issuance of common stock to employees
         for payment of wages                                                                     12,934        13       46,766
      Issuance of common stock for
         stock warrants exercised                                                                 18,750        19       42,481
      Issuance of stock through private
         stock sales                                134,500      134        -           -        489,809       493    1,530,771
      Issuance of common stock for
         stock options exercised                          -        -        -           -        147,107       147      379,353
      Conversion of convertible debt and
          accrued interest to common stock           45,000       45        -           -        882,867       883    1,899,500
      Conversion of Series A preferred stock
           into common stock                       (150,000)    (150)                            300,000       300
      Issuance of common stock to
          purchase FOCUS Publications                                                             20,000        20       49,980
      Issuance of common stock as
          capital in a related business                                                          300,000       300      449,700
      Series A preferred stock dividends
          paid in common stock                                                                    59,363        59
      Unrealized Loss on Securities reversal
      Unrealized Loss on WebQuest Stock
      Stock issued as collateral in LLC
      Net loss
                                                  --------- --------  -------  ----------      ---------  -------- ------------

Balance at March 31, 1998                           692,000    $ 692        -   $       -      6,895,742  $  6,896  $ 9,936,582
                                                  ========= ========  =======  ==========      =========  ======== ============


See accompanying notes.
(RESTUBBED TABLE)


                                                      Receivable       Unrealized                      Dividends on
                                                        from            Loss on        Accumulated       Series A
                                                      Stockholder      Securities        Deficit      Preferred Stock      Total
                                                    -------------     ------------     -----------    ---------------      -----



Balance at July 1, 1996                                  (500,000)             -         (5,452,095)                     (1,307,095)
      Issuance of common stock to vendors
         for payment of goods/services                          -              -                  -                         304,513
      Issuance of common stock through
        a private placement offering                      500,000              -                  -                         798,730
      Issuance of common stock for
         stock options exercised                                -                                 -                          20,000
      Conversion of Debt and accrued interest
          to common stock                                       -                                 -                         113,151
      Unrealized Loss on Securities                                                                                               -

      Net loss                                                                           (1,614,021)                     (1,614,021)
                                                      -----------    -----------        -----------    -----------    -------------

Balance at March 31, 1997                                $      -       $      -        $(7,066,116)    $        -     $ (1,684,722)
                                                      ===========    ===========        ===========    ===========    =============


Balance at July 1, 1997                                         -       (330,775)        (7,574,001)                     (2,434,612)
      Issuance of common stock to vendors
          for payment of goods/services                         -              -                  -                          73,192
      Issuance of common stock to employees
         for payment of wages                                                                                                46,779
      Issuance of common stock for
         stock warrants exercised                                                                                            42,500
      Issuance of stock through private
         stock sales                                            -                                                         1,531,396
      Issuance of common stock for
         stock options exercised                                -                                                           379,500
      Conversion of convertible debt and
          accrued interest to common                            -                                                         1,900,428
      Conversion of Series A preferred stock
           into common stock                                                                                                    150
      Issuance of common stock to
          purchase FOCUS Publications                                                                                        50,000
      Issuance of common stock as
          capital in a related business                                                                                     450,000
      Series A preferred stock dividends
          paid in common stock                                                                            (118,725)        (118,666)
      Unrealized Loss on Securities reversal                             330,775                                            330,775
      Unrealized Loss on WebQuest Stock                                 (700,000)                                          (700,000)
      Stock issued as collateral in LLC                                                                                           -
      Net loss                                                                           (1,956,160)                     (1,956,160)
                                                      -----------    -----------        -----------    -----------     ------------

Balance at March 31, 1998                                $      -     $ (700,000)       $(9,530,161)    $ (118,725)    $   (404,716)
                                                      ===========    ===========        ===========    ===========     ============

See accompanying notes.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                      Consolidated Statements of Cash Flows
                           Nine months ended March 31,
                                    UNAUDITED

                                                                       1998                1997
                                                                   --------------     ---------------
Cash flows from operating activities:
     Net loss                                                       $ (1,956,160)       $ (1,614,021)
     Adjustments to reconcile net loss to net cash
        used in operating activities:
     Depreciation and amortization                                       217,651             195,658
     Loss on sale of securities                                           63,125                   -
     Gain on sale of fixed assets                                           (300)                  -
     Common stock issued for goods and services                          131,724             275,665
     Common stock issued for employee compensation                        46,779              12,000
     Changes in assets and liabilities net of effects from
       purchase of FOCUS:
           Trade receivables                                             (57,825)           (312,547)
            Inventories                                                  (52,749)             18,665
            Prepaid expenses                                             (14,604)             30,050
            Accounts payable                                             (39,845)            (85,199)
            Accrued liabilities                                         (171,922)            (44,210)
            Deferred revenue                                            (284,234)            152,557
                                                                   --------------     ---------------
               Net adjustments                                          (162,200)            242,639
                                                                   --------------     ---------------
                   Net cash used in operating activities              (2,118,360)         (1,371,382)
                                                                   --------------     ---------------

Cash flows from investing activities:
     Purchase of property and equipment                                 (131,846)           (130,939)
     Net cash received on purchase of FOCUS                                2,134                   -
     Proceeds from securities sales                                      744,875                   -
     Proceeds from fixed asset sales                                         300                   -
     Deposit on Opticom Corporation purchase                            (100,000)                  -
     Capital contributed to REOSeekers, LLC                               (7,394)                  -
     Net change in other assets                                            4,286             (39,034)
                                                                   --------------     ---------------
                 Net cash used in investing activities                   512,355            (169,973)
                                                                   --------------     ---------------

Cash flows from financing activities:
     Proceeds from convertible debt                                            -             619,252
     Principal payments on capital lease obligations                     (16,799)            (14,450)
     Proceeds from notes payable - related parties                       118,000                   -
     Payments on notes payable - related parties                        (188,028)           (180,467)
     Proceeds from notes payable                                         259,901             200,000
     Payments on notes payable                                          (285,000)           (100,000)
     Net proceeds from exercise of stock options/warrants                422,000                   -
     Net proceeds from sale of stock                                   1,383,477             848,730
                                                                   --------------     ---------------
                  Net cash provided by financing activities            1,693,551           1,373,065
                                                                   --------------     ---------------

Net (decrease) increase in cash                                           87,546            (168,290)

Cash at beginning of fiscal year (July 1)                                 32,222             165,769
                                                                   --------------     ---------------

Cash at end of period                                                  $ 119,768            $ (2,521)
                                                                   ==============     ===============

See accompanying notes.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                Consolidated Statements of Cash Flows - Continued

                                                          Nine months
                                                        ended March 31,
                                                       1998          1997
                                                     ----------------------
Supplemental disclosure of cash flow information:
      Cash paid for interest                         $  118,287    $ 42,108
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

See accompanying notes.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                Consolidated Statements of Cash Flows - Continued

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





See accompanying notes.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997


1. Description of Business and Financing Requirements

These financial statements include all adjustments that in the opinion of management are necessary in order to make the financial statements not misleading.

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

NDS changed its name to HomeSeekers.com, Inc. on July 1, 1998.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

The Company' management is exploring several funding options and expects to raise additional capital in 1998 and to continue to develop the Company' operations around its products. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. The Company incurred net losses of $2,311,959 and $2,121,906 for the years ended June 30, 1996 and 1997, respectively, and has incurred a net loss of $1,956,160 for the nine months ending March 31, 1998. The Company has an accumulated deficit of $9,530,161 as of March 31, 1998.

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

Concentrations of Operations - All of the Company's current products are designed for operation in the national domestic real estate market. Any recessionary pressures or other disturbances in the national real estate market could have an adverse effect on the Company's operations. For the nine months ended March 31, 1998, 43% of the Company's revenues were received from one customer from the sale of customer leads.

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

4.  Investments

On January 16, 1998, the Company entered into a Limited Liability Company ("LLC") with a mortgage business to develop and operate a new Internet site that brings the Company's real estate listings together with the other party's mortgage offerings. The Company contributed 300,000 shares of common stock to this LLC as collateral should the company not perform as promised. These shares may be forfeited at a maximum of 100,000 shares per year over a three-year period.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

5.     Property and Equipment

                                                                               March 31,
Property and equipment consist of the following:                         1998               1997
                                                                         -------            ----
         Computer equipment                                             $690,992         $551,229
         Software                                                        102,307          100,099
         Furniture and office equipment                                  110,921          109,670
         Leasehold improvements                                           13,542           13,542
                                                                        --------        ---------
                                                                         917,762          774,540

         Less accumulated depreciation and amortization                 (462,185)        (313,321)
                                                                        $455,577         $461,219

6.  Accrued Liabilities

                                                                               March 31,
Accrued liabilities consist of the following:                           1998                1997
                                                                        ----                ----
         Accrued payroll and related expenses                           $272,277         $113,703
         Accrued Interest                                                 17,689          109,429
         Other accrued liabilities                                        30,005           30,200
                                                                        --------        ---------
                                                                        $319,971         $253,058

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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

Preferred Stock

Class A, Series A preferred stock has a par value of $.001 and is entitled to a cumulative dividend of 15% per annum based upon a value of $2 per share at the time of conversion to common stock. At the option of the preferred stockholder, each share of stock can be redeemed at $1 per share or can be converted to common stock at a rate of two shares of common for each share of preferred. Each share of Class A preferred stock is entitled to the voting rights of five shares of common stock.

On June 30, 1995, the Company converted short and long-term notes payable to officers and stockholders of $535,613 and related interest of $100,866 (at a rate of 15%) into 662,500 shares of Class A preferred stock.

Class B convertible preferred stock has a par value of $10 and is entitled to a cumulative dividend, when declared, of 9% per annum based upon a value of $10 per share. At the option of the board of directors, each share of stock can be redeemed at $10 per share or can be converted to common stock at a rate of five shares of common for each share of preferred. Conversion to common stock cannot occur until at least six months after issuance and if the listed price of the Company's common stock has been at least $3 for at least ten consecutive trading days with an aggregate volume of no less than 20,000 shares. Class B convertible preferred stock is not entitled to the voting rights of common stock.

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

10.  Stockholders' Equity (Deficit) (continued)

Preferred Stock (continued)

The Board of Directors has authorized the creation of a class of Preferred Stock, $0.001 par value per share, $10.00 stated value per share, denominated as Class C $10 6% Cumulative Preferred Stock ("Class C Preferred Stock"). The Class C Preferred Stock consists of 400,000 shares, none of which have been issued or are outstanding. Dividends on the Class C Preferred Stock are payable, in arrears, at the rate of 6% per annum. Holders of Class C Preferred Stock are not entitled to voting rights. The Class C Preferred Stock is entitled to a liquidation preference of $10.00 per share, which preference is payable pari passu with the liquidation preference payable to holders of the Series A Preferred Stock and Class B Preferred Stock. Each share of Class C Preferred Stock is convertible into shares of common stock at the greater of $3.00 per share or 75% of the average closing bid price of the common stock for the five trading days prior to issuance. The Class C Preferred Stock is also automatically convertible into common stock at the closing of any future public offering of the Company's securities.

As of March 31, 1998, $118,725 in dividends have been declared, and paid in the form of common stock, on Class A convertible preferred stock. No dividends have been declared or paid on Class B convertible preferred stock or on Class C Preferred Stock.

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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
                                               Nine Month Period Ended March 31,
                                               ---------------------------------
                                                   1998                 1997
                                                   ----                 ----
         Net Income (Loss)
         -----------------
         As reported                           $  (1,956,160)    $  (1,614,021)
                                               =============     =============

         Pro forma                             $  (4,244,931)    $  (5,899,055)
                                               =============     =============


         Primary Earnings Per Share
         --------------------------
         As reported                           $        (.34)    $        (.36)
                                               =============     =============

         Pro forma                             $        (.74)    $       (1.33)
                                               =============     =============

         Fully Diluted Earnings Per Share
         --------------------------------
         As reported                           $        (.34)    $        (.36)
                                               =============     =============

         Pro forma                             $        (.74)    $       (1.33)
                                               =============     =============



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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

11.  1996 Stock Option Plan (continued)

Following is a summary of the status of options outstanding during the nine month periods ended March 31, 1998 and 1997:

                                                             Nine Months Ended March 31,
                                                             ---------------------------
                                                     1998                                1997
                                         -------------------------------     ----------------------------
                                                               Weighted                          Weighted
                                                               Average                            Average
                                                               Exercise                          Exercise
                                          # of Shares           Price         # of Shares         Price
                                          -----------           -----         -----------         -----
     Outstanding at July 1,
       1997 and 1996                          3,015,800         $  1.68          2,100,800         $  1.60

     Granted                                    790,000            2.63            955,000            2.01
     Canceled                                  (100,000)           3.94            (30,000)           6.38
     Exercised                                 (140,100)           2.60            (25,000)           2.00
                                            -----------         -------         ----------         -------

     Outstanding at March 31                  3,565,700            1.79          3,000,800            1.68
                                            ===========         =======         ==========         =======

     Options exercisable
      at March 31                             3,565,700            1.79          3,000,800            1.68
                                            ===========         =======         ==========         =======

     Weighted average fair value of
     options granted during 1998 and 1997                        $ 2.90                             $ 4.49
                                                                =======                            =======


               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

12.  Income Taxes

Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company?s deferred taxes as of March 31, 1998 and 1997 are as follows:

                                                                  1998                      1997
                                                              ------------              ------------
         Deferred tax assets:
            Net operating loss carryover                     $ 2,402,086                $ 1,807,417
            Deferred revenue                                     187,662                    118,367
            Depreciation                                               -                      8,461
            Employee salaries issued in stock                     20,573                      4,200
           Allowance for bad debts                                 1,544                          -
                                                              ----------                -----------
                                                               2,611,865                  1,938,445
         Deferred tax liabilities:
            Depreciation                                          (6,274)                         -
                                                              ----------                -----------
                                                               2,605,591                  1,938,445
         Less: Valuation allowance                            (2,605,591)                (1,938,445)
                                                              ----------                -----------

              Net Deferred Taxes                              $      -0-                $       -0-
                                                              ==========                ===========

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

The company has available at March 31, 1998 $6,863,103 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2008 to 2013. The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                               1998                        1997
                                                           ------------                -------------
         Federal benefit expected at statutory rate            $(444,906)                 $ (564,907)
         Net operating loss with no current benefit              628,646                     507,134
         Taxable deferred revenue                               (237,148)                     53,395
         Amortization of software costs                                -                     (22,472)
         Depreciation                                             37,036                      22,650
         Employee salaries issued in stock                        16,373                       4,200
         Other                                                        (1)                          -
                                                           -------------               -------------
                                                           $         -0-               $         -0-
                                                           =============               =============

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

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


                                                              Operating Leases
                                                              ----------------

       Years ending June 30,
                                                                    $30,479
                1998

                1999                                                115,422

                2000                                                 24,392
                                                                 ----------
                                                                   $170,293
       Minimum lease payments

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

               HomeSeekers.com, Inc. (Formerly NDS Software, Inc.)
                   Notes To Consolidated Financial Statements
                             March 31, 1998 and 1997
                                   (Continued)

14.  Restated Financial Statements

Related Party Transaction

In previously published financial statements as of March 31, 1998, the Company recorded common stock it received as partial payment for services rendered from WebQuest International, Inc. ("WebQuest"), a related party. The Company has also received $658,000 in cash from WebQuest for services from January 1997 through August 1998. The common stock was classified on the balance sheet as securities available-for-sale at its estimated realizable value of $700,000 as of March 31, 1998. This stock is restricted stock and is still not trading on any stock exchange or over-the-counter ("OTC") market as of August 31, 1998. Therefore, Company management has reversed this non-cash transaction.

This restatement resulted in a reduction in sales and in increases in net losses for the nine months ending, and the three months ending March 31, 1998 of $685,000 ($.12 per share) and $160,000 ($.03 per share), respectively. Investments of $700,000, included in current assets, was reduced to zero, deferred revenue included in current liabilities was increased by $685,000 and the $700,000 value of the stock was recorded as an "Unrealized loss on securites" in stockholders' deficit.

WebQuest has filed its Form 10-SB, Amendment number 1 with the Securities and Exchange Commission, and has represented to Company management that this stock will be traded on the NASD's Over the Counter Bulletin Board soon. The Company will recognize the $700,000 of revenue when the stock becomes a marketable asset.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition - March 31, 1998 compared to June 30, 1997

Investments in related businesses

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

In January, 1998, the Company entered into a Limited Liability Company ("LLC") with a mortgage business to develop and operate a new Internet site that brings the Company's real estate listings together with the other party's mortgage offerings. The Company contributed 300,000 shares of restricted common stock to this LLC as collateral should the company not perform as stated in the LLC agreement. These shares may be forfeited at a maximum of 100,000 shares per year over a three-year period. The shares were valued at $1.50 per share, bringing the total potential investment of stock in this LLC to $450,000.

Convertible Debt
Convertible debt holders converted $1,704,000 of their notes into common stock during fiscal 1998. Approximately 883,000 shares of common stock were issued for the conversion of $1,900,000 in convertible debt and accrued interest during fiscal 1998.

Stockholders' Deficit
The Company's equity structure improved during the nine months ending March 31, 1998, from a $2,435,000 deficit as of June 30, 1997 to a $405,000 deficit as of March 31, 1998. The primary reasons for this improvement was conversion of $1,900,000 in convertible debt and accrued interest, and the Company raised $1,805,000 in gross proceeds from the sale of stock and from the exercise of stock options and warrants during this period. In addition, the Company generated a net loss of $1,956,000 during the nine months ending March 31, 1998.

Results of Operations - Three Months Ending March 31, 1998 compared to the Three Months Ending March 31, 1997
Total sales of $581,000 included $254,000 of prospect sales, $140,000 of product sales, and the $187,000 balance coming from web page, advertising, custom programming and support revenues.

Sales were up $301,000, or 108% for the quarter ending March 31, 1998 over the corresponding 1997 quarter. This increase was due to strong product sales and customer leads related to mortgage referrals sold to a mortgage company.

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

Results of Operations - Nine Months Ending March 31, 1998 compared to the Nine Months Ending March 31, 1997
Total sales of $1,178,000 consisted of $509,000 in prospect sales, $219,000 in product sales, $211,000 in web page sales, with the $239,000 balance from advertising, custom programming and support sales.

Sales for the nine months ending March 31, 1998 were up $184,000, or 19% over the nine months ending March 31, 1997. This increase was due to customer leads related to mortgage referrals sold to a mortgage company.

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


HomeSeekers.com, Inc.
(Registrant)

/s/ Greg Johnson                                     /s/ Scott Berry
-----------------------------                        --------------------------
Greg Johnson                                         Scott Berry
Chief Executive Officer                              Chief Financial Officer



Dated:   September __, 1998