Form 10KSB40
period 1998-06-30
HOMESEEKERS COM INC
filed 1998-10-13
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 1998

                        Commission file number 000-23835

           HomeSeekers.com, Incorporated (formerly NDS Software, Inc.)
           -----------------------------------------------------------
                 (Name of Small Business Issuer in its Charter)


                      Nevada                              87-0397464
                      ------                              ----------
            (State or Other Jurisdiction of            (I.R.S. Employer
             Incorporation or Organization)            Identification No.)


             2241 Park Place, Suite E, Minden, Nevada        89423-8602
             ----------------------------------------        ----------
             (Address of Principal Executive Offices)        (Zip Code)


                                 (702) 782-2977
                                 --------------
                           (Issuer's Telephone Number)

              Securities registered under Section 12(b) of the Act:

          Title of Each Class          Name of Each Exchange on Which Registered
          -------------------          -----------------------------------------

                                                         None

         Securities registered under Section 12(g) of the Exchange Act:


                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.   $ 1,667,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price of the Common Stock quoted on the OTC Bulletin Board as reported on August 31, 1998 ($3.13), the aggregate market value of the 6,394,511 shares of the Common Stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $20,015,000. Does not include 62,215 shares of Class A, Series A Preferred Stock, convertible into 124,430 Shares of Common Stock, held by non-affiliates. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative or the amount which could be obtained for such shares of Common Stock.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 1998: 7,752,163.

This report contains a total of 60 pages.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. Actual results of the Company may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

General

         HomeSeekers.com, Incorporated (the "Company") is a leading provider of online residential real estate information for use by home buyers, real estate agents, mortgage and title insurance companies. Through HomeSeekers(R) ("HomeSeekers"), the Company's proprietary Internet product available at www.homeseekers.com, or through HomeSeekers/CityNet(TM) ("HomeSeekers/CityNet"), the Company's proprietary Intranet product, users can search for a home within a specified geographical area and with desired features such as number of bedrooms and baths, security, and other added features, apply for and arrange for a mortgage and title insurance, and track the process of a closing.

         Currently, public access to residential real estate has taken many forms on the Internet. There are thousands of sites on the Internet advertising homes for sale. Brokerage chains such as Century 21, Coldwell Banker, RE/MAX, and others have developed their own web sites. Individually owned and operated franchises of these firms and individual real estate agents have also created their own Web sites. City based web sites are carrying a subset of real estate listings. However, the quality of the data presented on certain of these web sites is highly selective and not comprehensive. The Company believes that it has developed a quality database on which it can build in order to provide nationwide residential real estate information.

         The Company has entered into various strategic alliances intended to expand the Company's products and services and enhance its presence in the marketplace. The Company has also partnered with an affiliate of Century 21 Incorporated to provide real estate information to the Mexico marketplace, and jointly develop Internet and Intranet sites for real estate properties. In addition to its online services and computer software packages, the Company's Executive Net Services Division develops computer software applications for the real estate and mortgage banking industries.

         The Company expects to generate revenues from a number of sources including (i) advertising via HomeSeekers and HomeSeekers City/Net, (ii) sales of products and services developed through strategic alliances to which the Company is a party, and (iii) referral fees from mortgage applications and processing. See "Sales."

         The Company's administrative office is located at 2241 Park Place, Suite E, Minden, Nevada 89423; telephone no. (702) 782-2977. The Company also maintains branch offices at 2745 Saturn Street, Brea, California 92621; telephone no. (714) 993-4295 and at 6490 S. McCarran Blvd., Suite 28, Reno, Nevada; telephone no. (702) 827-6886. The Company's fiscal year end is June 30.

Background

         Nevada Data Systems, Inc., a predecessor of the Company ("Nevada Data"), was incorporated under the laws of the State of Nevada on October 28, 1987, and in February 1989, changed its name to NDS Software. From 1987 through 1994, Nevada Data engaged in the development and marketing of Realty 2000, a proprietary software package providing real estate customer and property database information for use by realtors. In 1994, Nevada Data introduced HomeSearch 2000, an Internet search database permitting users to identify property meeting the user's specifications. HomeSearch 2000 was the precursor to the Company's HomeSeekers/CityNet product. See Products and Services", below.

         XRF Corporation, a predecessor of the Company ("XRF"), was organized under the laws of the State of Utah on January 31, 1983 under the name of Aurora Energy, Inc. From inception until 1989, XRF was involved in the portable X-ray fluorescent spectrometer business. During 1987 and 1988 XRF also provided engineering services and contract manufacturing operations. From 1989 until 1992 XRF sought out a different business to operate, and from 1992 until 1994, was involved in medical transcription correspondence training.

         In July 1994, Nevada Data merged with and into XRF, and changed its name to NDS Software, Inc. Prior to the time of the merger, XRF had disposed of its business operations and at the time of the merger was not engaged in revenue-producing activities.

         The Company was incorporated under the laws of the State of Nevada on September 28, 1994, as a wholly-owned subsidiary of XRF. On October 4, 1994, XRF merged with and into the Company. References in this Registration Statement to the "Company", include its predecessors Nevada Data and XRF. Effective July 1, 1998, the Company changed its name to HomeSeekers.com, Incorporated.

         On May 8, 1996, the Company acquired 100% of the outstanding capital stock of Visual Listings, Inc. ("VLI"), a California corporation organized in 1992. VLI developed HomeSeekers, the Company's proprietary Internet product that enables potential homebuyers to view all homes for sale in a subscribing MLS geographic area. VLI was acquired in exchange for 280,000 shares of the Company's common stock.

         On August 11, 1997, the Company acquired 100% of the outstanding capital stock of FOCUS Publications, Inc.("Focus") in exchange for 20,000 shares of the Company's common stock. Focus produces regional relocation information including economic, housing, education, entertainment and other related information of interest to businesses and individuals relocating to the area in paperback form for sale to realtors, title companies and individuals relocating in the area.

         In August 1998, the Company acquired the customer list and certain other assets of Genstar Media, a recently formed company engaged in the sale of web sites to real estate agents. Genstar Media's customer list includes approximately 1,600 web site customers. In connection with this acquisition, the Company engaged the principal officer and shareholder of Genstar Media, and certain of its other employees, as employees of the Company. The purchase price for the assets acquired was 50,000 shares of the Company's common stock.

The Industry and Market

         The real estate industry has historically distributed information on residential listings for sale to the public through real estate agents who draw on inventories of homes residing in a common data base maintained by a local Multiple Listing Service ("MLS") and controlled by a local Board of Realtors ("Boards"). Boards are volunteer organizations whose members include real estate agents and companies which provides services to its membership. These Boards often contract the majority of their operations through one of the regional providers of property listing information, including InterRealty with approximately 53% of the market, Moore Data Systems, Risco, and other smaller organizations. Typically, a real estate agent pays dues to a local Board for access to this inventory, and until now, the home buyer has had little control over which properties are presented.

         It is the Company's understanding that in the United States, there are approximately 1.4 million real estate listings during the summer peak season and
1.1 million listings during the winter slow season controlled by approximately 900 MLS/Board organizations. It is estimated that these listings turn over approximately three times in the course of a year, resulting in over four million homes sold in a given year at an average value of $125,000 nationwide (National Association of Realtors survey conducted on the quarter ending December 31, 1997). Management estimates that there are 70 major markets that represent approximately two-thirds of the listing inventory. In order to provide public access on a national basis, the Company believes that it will need to penetrate a significant number of these 70 markets.

         Additionally, management understands that in the United States, there are approximately 5 million new mortgages entered into annually in connection with the purchase of newly-constructed and existing homes, and a comparable number of refinance mortgages. Typically, mortgage referral fees are 50 basis points (one basis point is 1/100 of 1%). See "Sales". Moreover, within 90 days following the purchase of a home, approximately 10% of the value of the home is often expended on ancillary purchases such as furniture, window covering, flooring, carpets, appliances, paint and wall paper and landscaping. These providers of ancillary goods and services are logical advertisers for the Company.

Business Strategy

        HomeSeekers.com, Inc. has a classified advertising revenue model based on the following plans. The Company currently has 650,000 listings for residential real estate throughout the country located on the homeseekers.com Web site. A marketing territory has been defined by the Company as 20,000 listings and 10,000 real estate agents resulting in slightly more than 32 possible markets. The Company has commercially engaged 4 of these 32 markets to date with the balance covered by sporadic visits from a sales seminar team. The Company plans to aggressively penetrate the remaining markets over the next two years.

         The majority of the anticipated classified advertising revenues in each market come from the sale of web pages and linked web sites sold to real estate agents. The average selling price for an agent has increased annually from $49 in 1995 to a current average income per real estate agent of over $350. This trend of higher annual realizations per real estate agent is expected to continue as the Company's products and services become more robust. An example is the recent introduction of complete Web sites at a price of $599 per year, as compared to previously marketed web pages. These complete Web sites are expected to yield significantly higher average selling prices ("ASP's") in the future.

         Next in importance to the Company's future revenues are advertising revenues derived from mortgage and title insurance companies. Nation-wide there are over 58,000 different firms offering mortgages to the public. Mortgage companies will be offered complete Web sites, coupled with a rotating advertising position in a given territory for an annual fee.

         The final significant category of revenues in the Company's revenue model is advertising from merchants who offer goods or services that benefit from a change in home ownership. These merchants include providers of carpet, painting, landscaping, drapes, appliances, furniture and other related services. The Company has developed, and continues to develop key strategic alliances with other companies who currently have a large, effective sales force who currently sell to these types of merchants and who could benefit from selling Web pages and/or advertising for the Company.

         The Company has developed a sales and marketing plan with specific revenue targets per market. This marketing plan includes recruiting a direct sales person in each market supplemented by marketing/strategic agreements with firms that have in place marketing staffs. In the currently engaged markets, the Company has agreements with Stewart Title of California, Inc., Baca Landata, Inc. (an affiliate of Stewart Title who operate in Texas) and Harte-Hanks Shoppers, Inc. to sell the Company's products. Harte-Hanks Shoppers, Inc. has over 600 Salespersons nation-wide. The agreements enable the Company to sell its products through these sales forces.

         Realty 2000 Net '98 ("R2K"), a significantly upgraded version of the Company's Realty 2000 product, is an agent productivity software program which will enable real estate agents to more efficiently operate their businesses. This product is scheduled to begin shipping in November 1998. R2K has the following features: a scheduling program, sales flyer producer, financial calculator, word processor, client contact program, and a comparative market analysis (CMA) program. R2K will interact with the Company's homeseekers.com Web site in order to perform CMAs, and create flyers that can be E-mailed to their clients. R2K also allows the real estate agent to connect to the Web site of a mortgage company, title insurance company, home disclosure company, home insurance company, or other real estate agent service provider. The Company plans to sell the rights to be "linked" to real estate agents to these various real estate service providers.

         The number of visitors to the homeseekers.com site will have a positive indirect effect on the effectiveness of all of the products mentioned above as it brands the products for the real estate agents. Presently there are approximately 20,000 sessions per day on the homeseekers.com site. These visitors stay an average of 30 minutes and view approximately 20 homes per visit. The number of homes previewed in September 1998 exceeded 14 million and is growing monthly.

Products and Services

Overview

         The Company's current products and services include (i) HomeSeekers and HomeSeekers/CityNet products, (ii) Realty 2000(R) ("Realty 2000"), a software package that provides real estate customer and property database geared to real estate agents, (iii) H.S. Passport, an e-mail and productivity tool, and (iv) publishing regional demographic data magazines for real estate agents and brokers through its newly acquired Focus division. The Company is currently upgrading the Realty 2000 product to "Realty 2000 Net `98" and will release this new product in November 1998. Additionally, the Company provides listing information of real estate owned by financial institutions on the Internet through its REOSeekers product. Through RealtySeekers International, LLC, the Company also has entered into a limited liability company arrangement to provide Internet-based real estate listing information for residential and vacation properties in Mexico.

HomeSeekers-HomeSeekers/CityNet Product

         Through the Company's proprietary Internet product, HomeSeekers (available at HomeSeekers.com), and its Intranet product (direct, via modem), HomeSeekers/CityNet, the Company provides potential home buyers access to all homes for sale in a subscribing MLS geographical region. HomeSeekers and HomeSeekers/CityNet employ a sophisticated search engine with over 50 searchable fields to allow both broadly and narrowly defined searches. The systems will search, find and display all listings that match a prospective buyer's criteria including, among others, a desired location within a city or state, number of bedrooms and baths, and other desired features. The Company's new feature, "Let the Listings Find You(sm)", allows users to enter their search, save it, and automatically search for updated inventory, thus increasing Company Web site hits. The systems also permit users to apply for and arrange for a mortgage and title insurance.

         In order to attain its inventory of residential listings, the Company receives data from 138 MLS/Board of Realtors representing more than 285,000 real estate agents and approximately 640,000 home listings in 32 major markets in the United States. The provisions of the 36 MLS/Board of Realtors agreements generally require the Company to pay 10% of gross revenues generated, on a quarterly basis, to the MLS for products sold to Realtors in the MLS' area. Additionally, the Company will pay a 20% one-time commission to the MLS for sales of the Company's products generated by the MLS. Initial terms are generally for three years, with annual renewal terms thereafter.

         This approach, along with its quality/integrity control systems, allows HomeSeekers and HomeSeekers/CityNet to maintain accurate and up-to-date information available to potential homebuyers, which in turn, may lead to increased advertising and usage fee revenue. See "Sales." Unlike certain of the Company's competitors who, the Company believes, update their listing approximately every ten days, the Company believes that HomeSeekers is the only Web site to update its listing data on a daily basis. See "Competition." As a result, in markets shared with the Company's competition, Realtors often reference HomeSeekers as an "online" database and its competitors as "historical" databases.

         The Company also licenses its proprietary systems to MLS/Boards as an enhancement to a Board's existing MLS data systems under a three-year contract. The license agreement does not require a financial commitment from a Board, but allows the Company access to content which can be directly related to revenue generation through advertising contracts, scanning services, software manufacture and upgrading. Additionally, MLS/Boards and advertisers have access to detailed reports on web site usage, which allows the Company to provide market feedback and value-added performance measures. The Company has also developed monitoring tools to maximize server availability to better than 99.5% uptime.

         The Company has developed automated processes that allow it to include a new MLS/Board of Realtor organization as rapidly as within a few hours (if the data format is similar to the Company's) and within one to three days for those organizations with a different data format.

         Since offering HomeSeekers and HomeSeekers/CityNet, the number of homes viewed have increased from 800,000 in January 1996 to over 12,000,000 as of June 1998. Presently, over 600,000 separate sessions occur on the HomeSeekers site per month, staying an average of 36 minutes and viewing in excess of 32 homes per visit. The Company currently offers multiple listing information in 27 states, Mexico and Chile.

Realty 2000 Net '98

         Realty 2000 Net 98 ("R2K") evolved out of the Company's first software product, Realty 2000, which was introduced in 1988. R2K is a software package targeted at real estate agents for use on personal computers. R2K provides sales leads when combined with the Homeseekers.com Internet site, customer and property data bases, personal income and expense tracking; a time management system for real estate agents and staff, internal word processing; estimates of closing costs, net proceeds and annual property operating data; buyer qualification data and mortgage lead data; comparative sales data; and an import option that downloads up-to-the-minute data from local or nationwide MLS services directly to the property data base.

H.S. Passport

         H.S. Passport is a proprietary e-mail and real estate agent productivity tool that provides real estate agents direct access to leads from interested home buyers. H.S. Passport enables agents to gather data relating to the market positioning of all properties, and provides each subscribing real estate agent a web page, a scanned photograph of the agent and a biography.

FOCUS Publications

         On August 11, 1997, the Company acquired 100% of the outstanding capital stock of FOCUS Publications, Inc. ("Focus"), in exchange for 20,000 shares of the Company's common stock. Focus produces regional relocation information including economic, housing, education, entertainment, employment and other relevant information of interest to persons relocating in a county in the Southern California region, in paperback form for sale to businesses and individuals relocating in the area, as well as to realtors, title companies and other organizations that in turn use the publication as an additional marketing and promotional tool. In the future, the Company anticipates that in addition to publication of the data in paperback book form, it will also be digitized and added to the HomeSeekers web site to generate additional advertising and end-user revenues. Revenues from Focus are generated from advertising and book sales.

Executive Net Services

         Executive Net Services, a division of the Company, provides technical support, and on a project basis, is targeted at small to medium-based businesses. In particular, Executive Net Services provides Internet/Intranet Solutions, including designing an Internet presence; management, architecture and planning, which includes designing and assessing hardware, software, operating systems and other product needs; systems analysis and design, which includes developing a system blueprint with flexibility for future requirements; database design, network design, administration and installation, which includes providing installation and fine tuning of software solutions along with software development, testing and implementation of software. The Company's current programming staff provides the technical resources for the Executive Net Services division.

Strategic Alliances

         The Company has aligned itself with various strategic partners which are intended to expand the products and services offered by the Company, and which management believes will enhance the Company's presence in the marketplace. The following is a brief description of each of the Company's strategic alliances:

         The Company has formed a limited liability company ("LLC") with an affiliate of Century 21 Incorporated to provide real estate information in Mexico. The LLC's Operating Agreement calls for the members to develop Internet and Intranet sites for real estate properties worldwide. The Company acquired a 50% ownership interest in this LLC for a nominal financial contribution.

         In December 1997 the Company entered into an agreement with Stewart Title of California ("Stewart Title"), an affiliate of Stewart Information Services Corporation (NYSE: STC), to provide comparable home sales information through HomeSeekers(TM), making it readily accessible to the public without the need to request this information through a realtor for the first time.
Until now, this information has been available only to licensed real estate professionals.

         In October 1997, Baca Landata, a wholly owned subsidiary of Stewart Title, entered into an exclusive three-year marketing alliance agreement with the Company to market HomeSeekers on behalf of the Company to Multiple Listing Services in the State of Texas. In consideration for the services performed by Baca Landata, the Company has agreed to pay Boca Landata a commission, based on sales generated.

         In January 1998, the Company and FINET Holdings, Inc. ("Finet") formed a Nevada LLC to establish a Web site for consumers to view information pertaining to real estate, and to provide consumers an opportunity to pre-qualify for, apply for and close residential home loans. Finet is one of the nation's leading independent mortgage brokers and currently a sponsor in multiple locations at the Company's HomeSeeker's Web site. Revenues will be generated from transaction fees resulting from the processing of loans and from advertising. The Company anticipates that this new Web site will become operational in mid-1999. LLC ownership is 50% by the Company and 50% by Finet.

         In January 1998, the Company entered into a technology alliance with RE/MAX of Texas ("RE/MAX"), where the Company has created and hosts RE/MAX's Internet site "ReMax-Texas.com" for a monthly fee. RE/MAX's two thousand real estate agents throughout Texas also have access to the Company's HomeSeekers/CityNet and H.S. Passport products, and their brokers will sell advertising for the Company's HomeSeekers.com site on a commission basis. Additionally, the Company has access to RE/MAX's listing data for the HomeSeekers.com Web site.

         In February 1998, the Company entered into an agreement with E-Loan, the nation's leading Internet mortgage company, to incorporate E-Loan's mortgage offerings on the Company's HomeSeekers.com Internet site. Once operational, this alliance will permit homebuyers to access a loan center while viewing homes at the Company's Web site.

         In March 1998, the Company entered into a technology alliance with Better Homes and Gardens Real Estate Services ("BH&G"), pursuant to which the Company will accumulate BH&G's 120,000 nation-wide real estate listings to their Internet site and mirror this information on the Company's HomeSeekers.com web site. BH&G's 25,000 real estate agents throughout the U.S. also have access to the Company's HomeSeekers/CityNet and H.S. Passport products, and have the opportunity to advertise on the Company's HomeSeekers.com web site.

         In April 1998, the Company entered into an agreement with Southern California Multiple Listing Service ("SoCal"), to develop an Internet-based multiple listing system for a fee.

         In April 1998, the Company entered into an agreement with HomeShark, an Internet provider of discount home mortgages and home-buying advice. The Company will incorporate HomeShark's mortgage offerings onto the Company's HomeSeekers.com Internet site.

         In April 1998, the Company entered into an agreement with Michigan Multiple Listing Service ("MMLS"), to provide for a fee, software that will enable MMLS to offer a public access lead generation Intranet system. This system will be used by MMLS to generate advertising revenues based on their real estate listing data. The MMLS will use the Company's HomeSeekers/CityNet, Realty 2000 Net '98 and H.S. Passport products as their system. The Company will be compensated through software license fees.

         In May 1998 the Company entered into an agreement with DataQuick, a division of Acxiom Corporation, to link DataQuick's comparative market analysis information to the Company's HomeSeekers.com Internet site. This alliance permits home buyers to view and print a comparative market analysis of any home they view on the Company's HomeSeekers.com Internet site. These market analyses will be sold at various prices based on volume, and proceeds will be split 45% to the Company and 55% to DataQuick.

         In August 1998, the Company entered into a marketing agreement with Harte-Hanks Shoppers, Inc., a division of Harte-Hanks, Inc. (NYSE: HHS). Pursuant to the agreement, Harte-Hanks Shoppers, Inc. will market web pages on the Company's Internet sites. The agreement is cancelable by either party on 30 days' written notice.

Future Plans

         The Company is currently discussing an agreement with Opticom Corporation, a California corporation ("Opticom"), pursuant to which the parties contemplate that Opticom will be merged with and into the Company.

        Opticom designs and provides marketing resources to realtors and real estate boards. Included among Opticom's products and services are (i) photographing homes for inclusion in regional MLS listings, (ii) printing specialty brochures and magazines for individual realtors and realtor groups, and (iii) renting posts designed to accommodate signs advertising homes for sale, which Opticom markets to real estate brokers in conjunction with post cards, flyers, fact sheets, personal brochures and newsletters. The Company's management believes that an alliance with Opticom will enhance the Company's revenues through sharing of customer bases, as well as the introduction of a new product based upon both companies' existing photography technology. The new product will permit still photographs of a home's interior to be digitized and included in the Company's homeseekers.com Internet Web site, and will enable the consumer to access three dimensional views of the home's interior. For each of the two years ended December 31, 1997 and 1996, Opticom generated revenues of $2,820,086 and $2,048,939, respectively, and achieved net income (losses) of $(93,077) and $2,847, respectively.

         As currently proposed Opticom would be merged with and into the Company (the "Proposed Merger Agreement"), in consideration for which the Company will pay the holders of Opticom's outstanding common stock: $350,000 in cash, $100,000 of which has been paid; $1,000,000 in securities of the Company; and up to an additional $1,650,000, based upon the financial performance of the Opticom Division of the Company over the three years following completion of the transaction.

         It is anticipated that consummation of the transactions contemplated by the Proposed Merger Agreement will be conditioned upon the Company securing at least $3,500,000 in funding, to enable the Company to finance the merger. The Company is currently negotiating with an investment banker to use its best efforts to raise up to $6,000,000 on the Company's behalf through a private placement of the Company's stock. In light of the contingent nature of the Proposed Merger Agreement and the Company's ability to secure the necessary funding therefore, there is no assurance that the merger contemplated by the Proposed Merger Agreement will be consummated.

Marketing

         The Company has both in-house and outside direct sales personnel that market its products directly to Boards of Realtors. The Company will use primarily two sales channels, seminars and direct sales, to market its products and generate revenues. The sales seminar channel currently consists of two teams performing approximately 25 seminars per month. These seminars are targeted at realtors and real estate agents interested in marketing their services via the Internet throughout the United States. The intent is to generate revenues through web page sales and advertising sales. The direct sales channel includes promoting, marketing and selling the Company's products and services to larger real estate organizations throughout the United States.

         Additionally, the Company has signed marketing agreements with each of its major Board providers. These agreements provide MLS vendors with an introduction fee for facilitating a presentation to their respective MLS Boards. By partnering with the MLS vendor contact, the Company can reduce its sales costs and shorten its sales cycle by appealing to affiliates of MLS providers such as title companies, mortgage brokers and insurance agencies.

Sales

         The Company expects to generate revenues (i) through advertising by companies selling their services to home buyers including mortgage brokers, financial institutions, title companies, real estate agents, local retailers and services providers, and other businesses seeking exposure to a broad base of home buyers, (ii) through user fees from mortgage referrals (typically 50 basis points or 50/100 of 1%), (iii) by providing real estate agent services, such as referrals, e-mail and other services, and (iv) through the sale of products and services developed through acquisitions and strategic alliances to which the Company is a party. The Company also provides technical consulting services for which it receives fees through its NDS Technical Services division to third parties to develop industry-specific computer software applications for the real estate and mortgage banking industry as well as clients developing innovative business opportunities in other business fields on the Internet.

Trademarks, Copyrights and Proprietary Rights

         Presently, the Company has not sought patent protection for its proprietary software system, although it may apply for patents on various aspects of its programs in the future. The Company, rather, will seek to maintain its proprietary rights by trade secret protection, copyright notices, non-competition and non-disclosure agreements with its employees and, as required, with its vendors. The Company may seek formal copyright and/or patent protection for its software program applications and obtain patents where cost-effective and feasible. There can be no assurance that meaningful proprietary protection can be attained as a result of such filing, and any proprietary rights that the Company could choose to protect through legal action may involve substantial costs.


         The Company believes that the technology edge it currently enjoys will likely lessen over time and in order to be competitive, it must provide a high quality, continually improving, complete solution to home buyers, real estate agents and the MLS Boards. The Company believes its core technical competence of computer programming and knowledge of the real estate market will allow it to maintain a leading edge product that will have value in the marketplace. The Company obtained federal trademark protection for its Realty 2000 mark in 1990 and obtained a federal trademark for its HomeSeekers mark in 1998. As to other proprietary marks, the Company has not sought formal trademark protection, but claims common law ownership of such marks.

Competition

         The Company is engaged in a highly competitive segment of the real estate data processing industry. The Company competes or may subsequently compete, directly or indirectly, with a large number of companies which may provide various levels of services or products comparable with those provided by the Company. Many present or prospective competitors including RealSelect and Cyberhomes (a division of Moore Data Services), have Internet web sites, are, in some cases, better capitalized, more established and have greater access to resources necessary to produce a competitive advantage. Additionally, brokerage chains such as Century 21, Coldwell Banker, Re/MAX, as well as individual real estate agents, have developed their own web sites. Although the Company believes that its software systems and services may be on the leading edge of technology and can ultimately occupy an attractive market position, there can be no assurance that the Company will continue to compete effectively in its market.

Government Regulation

         The Company is subject, both directly and indirectly, to various laws and governmental regulations relating to its business. The Company believes it is currently in compliance with such laws and that they do not have a material impact on its operations. Moreover, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The enactment of any such laws or regulations in the future may slow the growth of the Internet, which could in turn decrease the demand for the Company's services and increase the Company's cost of doing business or otherwise have an adverse effect on the Company's business, results of operations and financial condition.

Accumulated Deficit; Anticipated Future Losses

         For the fiscal years ended June 30, 1998 and 1997, the Company experienced a net loss of $2,796,000 and $2,122,000, respectively. The Company has an accumulated deficit as of June 30, 1998 of $10,370,000. The Company anticipates continued losses for the foreseeable future. The Company's operating results for future periods are subject to numerous uncertainties. The Company anticipates significant expenses in its foreseeable future, including research and development expenses, sales and marketing costs, general administrative expenses and acquisition costs. There can be no assurance that the Company will achieve sufficient additional revenues to offset anticipated operating and acquisition costs. Inasmuch as the Company will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with its continued research and development activities and its sales and marketing infrastructure development, the company may experience significant operating losses that could continue until such time, if ever, that the Company is able to generate sufficient additional revenues to support its operations, There can be no assurance that the Company's technology and products will be able to compete successfully in the marketplace and/or generate significant revenue.

Need for Additional Capital

         The Company's business is capital intensive, particularly with respect to research and development costs associated with the design and creation of software products, and the Company's plans to grow through acquisitions and strategic alliances. Accordingly, the Company will require additional capital to support and expand its operations. To the extent that revenues from operations are insufficient therefore, and additional funding is required, public or private financing may not be available when needed or may not be available on terms favorable or acceptable to the Company. Failure to secure additional financing, if and when needed, may have a material adverse effect on the Company's ability to implement its proposed business strategy.

Uncertainty of Product and Technology Development; Technological Factors

         The Company has not completed development and testing of certain of its proposed products and proposed enhancements to its products, some of which are still in the planning stage or in relatively early stages of development. The Company's success will depend in part upon the ability of its proposed products to meet targeted performance and cost objectives, and will also depend upon their timely introduction into the marketplace. The Company will be required to commit considerable time, effort and resources to finalize development of its proposed products and product enhancements. Although the company anticipates that the development of its products and technology will be successfully concluded, its product development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses and difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such product development efforts will be successfully completed. In addition, there can be no assurance that the Company's products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development. There can be no assurance that, despite testing by the Company and by current and potential end users, problems will not be found in new products after the commencement of commercial shipments, resulting in loss of or delay in market acceptance.

Challenges of Growth

         The Company anticipates a period of rapid growth that is expected to place a strain on the Company's administrative, financial and operational resources. The Company's ability to manage any staff and facilities growth effectively will require it to continue to improve its operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage its employees. However there can be no assurance that the Company will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support the Company's future operations. If the Company is unable to hire, train and retain qualified systems engineers and consultants to implement these services or is unable to manage the post-sales process effectively, its ability to attract repeat sales or provide references could be materially adversely affected, thereby limiting the Company's growth opportunities. If the Company's management is unable to manage growth effectively, such as if the Company's sales and marketing efforts exceed its capacity to install, maintain and service its products or if new employees are unable to achieve performance levels, the Company's business, operating results and financial condition could be materially adversely affected.

Employees

         The Company currently has 50 full-time employees, 15 of which are in administration/management, 14 are in sales and marketing, 5 are in technical support and 16 are in programming.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company currently leases approximately 6,325 square feet of office space at its Minden, Nevada corporate headquarters from an unaffiliated party. Its monthly lease payments are $6,524 subject to yearly adjustments based on the Consumer Price Index for All Urban Consumers all items, U.S. City average (1982-1984). The lease term, which commenced on September 15, 1994, is for five years with an option to renew for an additional five-year term.

         The Company leases approximately 3,250 square feet of office and storage space in Brea, California for its Brea operations from an unaffiliated party. The term of the lease is three years, commencing August 21, 1996 and the monthly rental is $2,200 for the first year, $2,300 for the second year and $2,400 for the third year. The Company has a right of first refusal to purchase the building in the event that the lessor wishes to sell it.

         The Company has signed a lease for approximately 17,298 square feet of office and storage space in Brea, California which it intends to move its Brea operations to in late 1998 from an unaffiliated party. The term of the lease is six years, commencing July 23, 1998 and the monthly rental is initially $10,553, increasing to $19,547 per month in the sixth year.

         The Company leases 1,976 square feet of office space at its Reno, Nevada location from an unaffiliated party. Its monthly lease payments are $2,984. The lease term, which commenced on June 15, 1998, is for one year with an option to renew for an 18 month term at a 3% increase.

         Focus, a division of the Company, rents 1,215 square feet of space in Orange County, California, at a monthly rate of $1,396. The term of the lease commenced on September 15, 1997 and ended on April 1, 1998. The lease continues on a month-to-month basis. The Company is currently investigating expanded facilities that will accommodate both HomeSeekers and Focus.

         The Company leases 771 square feet of office space at its Los Angeles, California Genstar location from an unaffiliated party. Its monthly lease payments are $1,232 per month for the first 12 months and $1,309 per month for the second twelve months.
The lease term, which commenced on August 1, 1998, is for two years.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is involved in legal proceedings arising in the ordinary course of business. The Company is not involved in any legal proceedings that it believes will result, individually or in the aggregate, in a material adverse effect upon its financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         During the fourth quarter of fiscal 1998, holders of in excess of 50% of the Company's outstanding voting securities authorized an amendment to the Company's Articles of Incorporation changing the Company's name to HomeSeekers.com, Incorporated. No proxies were solicited in connection with the consent of stockholders. Stockholders with 5,427,212 votes authorized this Amendment, and no votes were withheld or cast against this corporate action.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the OTC Bulletin Board under the symbol "HMSK" and commenced its trading on January 13, 1983. The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations, as reported by North American Quotations, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.


Period                                           High                Low
------                                           ----                ---

First Quarter ended 9/30/96                      $9.50                $4.62
Second Quarter Ended 12/31/96                   $10.87                $4.87
Third Quarter ended 3/31/97                      $9.50                $4.00
Fourth Quarter ended 6/30/97                     $5.00                $3.16

First Quarter ended 9/30/97                      $6.31                $3.06
Second Quarter ended 12/31/97                    $5.87                $1.50
Third Quarter ended 3/31/98                      $2.88                $1.34

Fourth Quarter ended 6/30/98                     $4.53                $2.00

----------------------

         As of June 30, 1998, there were approximately 600 holders of record of the 7,460,703 shares of Common Stock that were issued and outstanding. The transfer agent for the Shares is Atlas Stock Transfer Co., 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151.

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain future earnings, if any, to finance the expansion of its business and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's earnings, capital requirements, expansion plans, financial condition and other relevant factors.

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. The Company's Common Stock may be deemed to be a "penny stock" and thus will become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the Common Stock is listed on The Nasdaq SmallCap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell the Company's securities, and may adversely affect the ability of holders of the Company's Common Stock to resell their shares in the secondary market.

Recent Sales of Unregistered Securities

         Between July 1, 1997 and December 31, 1997, the Company issued an aggregate of 37,230 Shares to certain persons in connection with certain business, advisory and other consulting services performed by each of them on behalf of the Company. Inasmuch as each of the consultants had a pre-existing relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in
Section 4(2) of the Securities Act.

         Between June 1997 and November 1997, 57 convertible redeemable promissory note holders converted approximately $1,800,000 of debt and accrued interest into 885,367 Shares. These holders had access to or otherwise were provided with information, including financial, of the Company and accordingly, the securities were exempt from the registration requirements pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         In August 1997, the Company sold a total of 100,000 Shares to three investors whereby the Company received gross proceeds of $300,000. Warrants to purchase an aggregate of 100,000 shares, exercisable for three years, at $3.00 per share, were also issued to these investors. The purchasers were considered to be accredited or otherwise qualified investors based on their financial resources and knowledge of investments. In addition, each of the investors were provided with information and had access to relevant information concerning the Company. Accordingly, the issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         In August 1997, the Company issued 12,934 Shares to 29 employees as compensation for a temporary salary decrease. Inasmuch as the employees had a pre-existing relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During September and October 1997, employees exercised options to purchase 23,100 Shares at option prices from $2.00 per share to $5.62 per share whereby the Company received gross proceeds of $124,300. Inasmuch as the employees had a preexisting relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During October 1997, Thomas Payne, a principal of CB Consulting and a consultant to the Company, exercised his option to purchase 70,000 Shares at $3.00 per share, with the Company receiving $210,000 in gross proceeds. Inasmuch as the option holder had a pre-existing relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During November 1997, one investor purchased 40,000 Shares for $120,000 and a second investor purchased 50,000 Shares for $150,000. Inasmuch as the investors had a preexisting relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During December 1997, two investors purchased 20,000 Shares for $60,000. Warrants to purchase 20,000 shares, exercisable for three years, at $2.50 per share, were also issued in this transaction. The investors were considered to be accredited or otherwise qualified investors based on their financial resources and knowledge of investments. In addition, each of the investors were provided with information and had access to relevant information concerning the Company. Accordingly, the issuance of the shares was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During December 1997, Mr. William Tomerlin, the former Chairman of the Board and principal stockholder of the Company who is also a beneficial owner of more than 5% of the outstanding securities of the Company, purchased 134,500 shares of Series A Preferred Stock for $269,000. Inasmuch as Mr. Tomerlin had a pre-existing relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During December 1997, an investor was issued 45,000 shares of Series A Preferred Stock as consideration for satisfying $90,819 of the Company's debt and accrued interest owed to a note holder. Inasmuch as the investor had a pre-existing relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         In September 1997 and January 1998, the Company issued warrants to purchase 19,000 shares of common stock, exercisable for three years, at $3.50 per share, in connection with a loan made to the Company. Inasmuch as the lender had access to relevant information concerning the Company, the issuance of these warrants was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof.

         During February 1998 Mr. William Tomerlin, the former Chairman of the Board and principal stockholder of the Company who is also a beneficial owner of more than 5% of the outstanding securities of the Company, converted 150,000 shares of his Series A Preferred Stock into 300,000 common shares. Inasmuch as Mr. Tomerlin had a pre-existing relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During February 1998, the Company issued warrants to purchase 150,000 shares, exercisable at $1.47 per share, to a public relations firm as partial consideration for services rendered. The warrants expire on various dates between September 28, 1998 and October 30, 2001. 17,001 of these warrants were exercised in February 1998. Inasmuch as this firm had a preexisting relationship with the Company and was provided access to relevant information concerning the Company, the issuance of these securities was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof.

         During March 1998, the Company issued a three year warrant to purchase 75,000 shares of common stock, exercisable at $3.00 per share, for a purchase price of $5,000. The purchaser was accredited or otherwise had such experience in financial and business matters so that he was able to evaluate the risks and merits of an investment in the Company, and was provided access to relevant information concerning the Company. The investor also had a pre-existing business relationship with the Company.

Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of Section 4(2) thereof and the rules and regulations thereunder.

         Between April 30, 1998 and May 15, 1998, the Company issued 458,000 shares of common stock and warrants to purchase 45,800 shares of common stock at $2.00 per share, for a period of three years. These securities were sold to 13 individuals or entities for an aggregate of $916,000. Each of the investors was provided with information and had access to relevant information concerning the Company. Accordingly, the issuance of these securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         Between May 1998, and August 1998, convertible redeemable promissory note holders converted $358,121 of debt and accrued interest into 174,871 Shares. These holders had access to or otherwise were provided with information, including financial, of the Company and accordingly, the securities were exempt from the registration requirements pursuant to the exemption set forth in
Section 4(2) of the Securities Act.

         During August 1998, warrant holders exercised warrants to purchase 112,500 shares of common stock for $281,250. These holders had access to or otherwise were provided with information, including financial, of the Company and accordingly, the securities were exempt from the registration requirements pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         On August 4, 1998 the Company purchased certain assets of Genstar Media ("Genstar"), an Internet web site sales and production company for 50,000 shares of common stock. These holders had access to or otherwise were provided with information, including financial, of the Company and accordingly, the securities were exempt from the registration requirements pursuant to the exemption set forth in Section 4 (2) of the Securities Act.

         During August and September 1998, Company Officers exercised incentive stock options to purchase 108,875 shares of common stock for $160,046. Inasmuch as these officers had a pre-existing relationship with the Company and access to relevant information concerning the Company, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         During September 1998, the Company issued 20,000 shares of common stock to complete the August 1997 acquisition of FOCUS Publications. These holders had access to or otherwise were provided with information, including financial, of the Company and accordingly, the securities were exempt from the registration requirements pursuant to the exemption set forth in Section 4(2) of the Securities Act.

         No underwriters were involved in any of the transactions described above, nor were any commissions paid in connection therewith except as indicated above.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The term "fiscal 1998" refers to the Company's fiscal year ending June 30, 1998 and "fiscal 1997" refers to the Company's fiscal year ending June 30, 1997.

Financial Condition and Changes in Financial Condition

         The Company's current assets increased from $135,000 as of June 30, 1997 to $476,000 as of June 30, 1998 due to an increase in cash and accounts receivable. These increases were due primarily to the timing of recent equity transactions (cash) and customer billings (accounts receivable).

         Investments in marketable securities decreased from $477,000 to -0-. This decrease was due to the sale of common stock received from a customer during 1997 for payment of services rendered.

         Investments in LLCs increased from -0- at June 30, 1997 to $451,000 at June 30, 1998. The Company contributed 300,000 shares of common stock at a value of $450,000 to a limited liability company ("LLC") as collateral to perform. The Company formed this LLC in January 1998 as a 50% owner, along with a mortgage company, to develop a new Internet web site to generate advertising revenues for the Company and mortgage loans for the mortgage company.

         Accounts receivable from related parties, short-term and long-term, decreased from $526,000 as of June 30, 1997 to $193,000 as of June 30, 1998. $508,000 of the 1997 balance was due from WebQuest International, Inc. (WebQuest") for partial billing on the sale of licensing fees on certain technology. This balance was satisfied during 1998 with payment in the form of the customer's common stock. This stock is currently being held for resale and will be sold, in all or in part, once the customer's common stock begins trading on a public exchange. $150,000 of the 1998 balance was due from WebQuest for programming services rendered.

         Other assets increased $84,000 from June 1997 to June 1998 was due primarily to a $100,000 non-refundable down payment made on the proposed acquisition of Opticom Corporation.

         Current liabilities decreased by $607,000 from June 30, 1997 to June 30, 1998, primarily due to the more timely payment of vendors and a reduction of $246,000 in notes payable.

         Convertible debt decreased $1,916,000 during fiscal 1998, from $2,056,000 to $140,000. Debt holders converted their debt to common stock at $2.00 per share. The outstanding balance of this convertible debt as of June 30, 1998 was $140,000.

         Series B convertible preferred stock decreased to zero during fiscal 1998 as the result of forfeiture of such stock in connection with an unsuccessful attempt to raise capital.

         The combination of capital stock and additional paid in capital increased from $5,340,000 as of June 30, 1997 to $11,120,000 as of June 30, 1998. This was due to an additional 2,855,000 shares of common stock issued during fiscal 1998 in return for $5,780,000 in cash, services, convertible preferred stock dividends and extinguished debt. $1,916,000 of this consideration was for the conversion of outstanding convertible debt.

         Dividends on Series A convertible preferred stock totaling $119,000 were paid in the form of common stock to a stockholder when he converted certain Series A convertible preferred shares into common stock during fiscal 1998.

         The Company's accumulated deficit increased by $2,796,000 from June 30, 1997 to June 30, 1998 due to the net loss incurred by the Company during fiscal 1998.

         Unrealized loss on securities of $331,000 as of June 30, 1997 was reversed during fiscal 1998 when the Company sold common stock it had received as payment for services during fiscal 1997 from a mortgage Company. The $700,000 balance as of June 30, 1998 relates to payment, in the form of common stock, from a related entity, WebQuest, for licensing fees on certain technology.

Results of Operations
                                                     Percentage of Revenues
                                                   Fiscal Year Ended June 30,
                                                     1998              1997
                                                     ----              ----
Net Sales                                             100%              100%

Cost of sales                                         (20)              (14)
Operating expenses                                   (239)             (203)
Interest expense                                       (7)              (18)
Other                                                  (5)                2
Extraordinary income                                    3                -0-
                                                     -----             -----

Net loss                                             (168)%            (134)%


Year Ended June 30, 1998 Compared with the Year Ended June 30, 1997

         Net Sales. Net sales increased 5% from $1,590,000 in fiscal 1997 to $1,667,000 in fiscal 1998. Internet web page sales increased by $282,000 from 1997 to 1998, from $194,000 to $476,000. This was due to a ramp-up of selling web pages to real estate agents during fiscal 1998. The publication and sale of FOCUS demographic books started in January 1998 and totaled $104,000 for fiscal 1998. Custom programming, support and licensing revenues, which include net sales to a related party, WebQuest International, Inc. ("WebQuest"), decreased by $279,000, from $563,000 in fiscal 1997 to $284,000 in fiscal 1998. This was due primarily to a $300,000 licensing fee charged to WebQuest in fiscal 1997 for license of certain technology developed by the Company.

         Cost of Sales. Cost of sales increased from fiscal 1997 to fiscal 1998, both as a percentage of sales (from 14% to 20%), and in total cost (from $224,000 to $338,000). This $114,000 increase was due primarily to an increase in the fees paid to multiple listing boards of realtors for the use of their home listing data, used by the Company in its homeseekers.com Internet site, the cost to outside developers of certain operating features included in the Company's Internet site and the cost of "CityNet" cards used by customers to access the CityNet intranet system.

         Operating Expenses. Operating expenses increased from $3,221,000 in fiscal 1997 to $3,985,000 in fiscal 1998. This 24% increase in costs was due to several factors, all relating to improvement in the Company's infrastructure necessary to support more traffic on the Company's Internet web site, and eventually higher advertising sales and web page sales. Total employee compensation increased from $1,595,000 in fiscal 1997 to $2,245,000 in fiscal 1998, with average employee headcount increasing from 37 in fiscal 1997 to 46 in fiscal 1998. Employees were added primarily in programming and sales during fiscal 1998.

         The balance of the increase in operating expenses resulted primarily from an increase in sales promotion expenses and from the cost of registering the Company's common stock, under Section 12(g) of the Securities Exchange Act of 1934.

         Interest Expense. Interest expense decreased 60% from $290,000 in fiscal 1997 to $116,000 in fiscal 1998. This was due primarily to the conversion of $1,916,000 of convertible debt into common stock during 1998 .

          Other. Other expense of $69,000 during fiscal 1998 consisted primarily of a $51,000 sales commission paid by the Company to sell common stock received for payment from a customer.

         Extraordinary Gain. Extraordinary gain of $47,000 in fiscal 1998 was from the write-off of a Company liability related to fiscal 1996.

         Net Loss. As a result of the foregoing, the Company's net loss increased from $2,122,000 for 1997 to $2,796,000 for 1998.

         The company's future results of operations will not materially improve until the Company raises additional capital sufficient to fund the cash requirements of rapidly ramping up sales. This capital will be used for hiring sales people, advertising and further developing the infrastructure necessary to support significantly higher levels of sales and customer support. Company management has, to date, focused primarily on obtaining the rights to real estate listings nation-wide, which are currently included on the Company's Internet Web site. The Company has now acquired the right to use approximately 650,000 real estate listings, on average, which management believes is approximately 50% of the total real estate listings in the United States at any point in time. These listings are necessary to create a critical mass of consumers using the Company's Internet site to locate and purchase a home. This critical mass is necessary to attract significant advertising revenues from real-estate dependent businesses.

         Company management is now focusing on two issues critical to the long-term success of the Company. One, raising an additional $4,000,000 to $6,000,000 of capital needed to fund the cash requirements of ramping up Company sales. And two, developing cost-effective strategies to sell advertising on its Internet site to real estate agents and entities, mortgage companies and title companies.

Year Ended June 30, 1997 Compared with the Year Ended June 30, 1996

         Net Sales. Net sales increased 202% from $527,000 in fiscal 1996 to $1,590,000 in fiscal 1997. This was due primarily to the sale of mortgage leads to a mortgage company for $500,000 during fiscal 1997 and a $300,000 licensing fee charged to WebQuest in fiscal 1997 for license of certain technology developed by the Company. Most of the Company's sales during fiscal 1996 were generated from the sale of one software product, Realty 2000, in the real estate industry, and licensing fees of $250,000 charged to a bank for development of a real estate intranet system.

         Cost of Sales. Cost of sales increased from fiscal 1996 to fiscal 1997 in total cost (from $87,000 to $224,000), but decreased as a percentage of sales (from 17% to 14%), This $114,000 increase was due primarily to an increase in the fees paid to multiple listing boards of realtors for the use of their home listing data used on the Company's homeseekers.com Internet site, the cost to outside developers of certain operating features included in the Company's Internet site and the cost of "CityNet" cards used by customers to operate the CityNet intranet system.

         Operating Expenses. Operating expenses increased from $2,640,000 in fiscal 1996 to $3,221,000 in fiscal 1997. This 22% increase in costs was due to improvements made in the Company's infrastructure necessary to support more traffic on the Company's Internet web site.

Liquidity and Capital Resources

         To date, the Company's capital requirements in connection with its business operations have been, and will continue to be significant. To fund its operations, the Company has been dependent upon available cash generated from sales of additional common stock and cash generated from operations. Company management anticipates the business will need approximately $4,000,000 to $6,000,000 of additional cash, at one time, in order to ramp up the sales and marketing function to generate enough sales to cover the Company's ongoing programming and administrative costs. There is no guaranty that this additional capital will be sufficient to ramp up sales to the level anticipated by management. The Company is currently working on raising an additional $6,000,000 at the time of this filing, and anticipates this capital to be raised by the end of calendar year 1998. However, there are no assurances that the Company will be successful in raising this amount, or any amounts of additional capital in the future.

         At June 30, 1998, The Company's working capital deficit and current ratio was $1,349,000 and .26, respectively. While the Company's working capital position and current ratio improved significantly during fiscal 1998 from a working capital deficit of $2,298,000 and a current ratio of .06 at June 30, 1997, the Company's operations have been, and will continue in the foreseeable future, to be financed primarily from additional equity capital. There are no assurances that the Company will be able to continue raising capital sufficient to fund its operations in the future.

Impact of the Year 2000

         The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated that public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties with the Year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. The Company believes that the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to its own systems, and the Company intends to confirm that any computer systems that the Company may purchase or lease in the future will have addressed the Year 2000 issue.

         The Company is currently determining the extent to which it may be impacted by third parties' failure to remedy their own year 2000 issues. The Company is having, and will continue to have, formal communications with all its significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which the Company's interface systems could be impacted by any third party year 2000 issues and related remedies. There can be no assurance that the systems of other companies with which the Company's systems interact will be timely converted and would not have an adverse effect on the Company's business.

ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this report are appended hereto commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

              On January 20, 1997, Grant Thornton, L.L.P. ("Grant Thornton") resigned as the Company's independent auditors and the Board of Directors engaged Albright, Persing & Associates, Ltd. ("Albright"). Neither Grant Thornton's report of audit for the fiscal years ended June 30, 1995 and June 30, 1996 or Albright's report of audits for the fiscal years ended June 30, 1997 and June 30, 1998 contains any adverse opinions, disclaimers of opinion, nor has any opinion been qualified as to uncertainty, audit scope or accounting principles, with the exception of a "going concern" qualification.

            During the Company's two most recent fiscal years and subsequent interim periods preceding the change in independent auditors, there were not any disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The following table sets forth the names, positions with the Company and ages of the executive officers and directors of the Company. Directors of the Company will be elected at the Company's annual meeting of stockholders. One half of the total number of directors are elected at each annual meeting, and, therefore, each director serves for two years or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.


  Name                              Age                   Position                                          Director Since
  ----                              ---                   --------                                          --------------
Greg Johnson                         46               Chairman of the Board of Directors,                         1988
                                                      Chief Executive Officer, Secretary,
                                                      Treasurer

John Giaimo                          44               President,                                                  1996
                                                      Chief Operating Officer,
                                                      Director

Douglas Swanson                      56               Vice Chairman,                                              1996
                                                      Executive Vice President

Scott Berry                          40               Chief Financial Officer                                      N/A

Larry Ross                           47               Vice President, Marketing                                    N/A

         Greg Johnson, the Company's founder, has served as the Company's Chairman of the Board since August 6, 1996, has served as its Chief Executive Officer ("CEO") and a Director of the Company since 1988, and served as its President from 1988 through August 5, 1996. Mr. Johnson has been involved in all phases of management of the Company. Mr. Johnson is a licensed real estate broker/agent in Nevada and has extensive experience in the marketing and sales of real estate.

         John Giaimo has served as the Company's President, Chief Operating Officer ("COO") and a Director since August 6, 1996. He was the President of Visual Listings, Inc. (now part of the HomeSeekers division) since July 1990 and the Chief Executive Officer of VLI from July 1990 to August 5, 1996. Mr. Giaimo was the subject of a recent chapter 7 personal bankruptcy which became final on September 12, 1996 and involved three computer stores where he was the sole proprietor. The bankruptcy was the result of the computer stores' inability to sustain profitability and positive cash flows in order to meet the obligations of the stores and Mr. Giaimo when they became due.

         Douglas Swanson has served as Vice Chairman of the Board of Directors and Executive Vice President of the Company since October 31, 1995. His current responsibilities for the Company include serving as liaison to significant investors in the Company and implementing the HomeSeekers marketing division. Between 1990 and October 30, 1995, Mr. Swanson served as Chairman and was founder of Remington-Fox, Inc. (OTC: RFOX), a company engaged in the business of medical transcribing. Remington-Fox filed for bankruptcy protection under Chapter 11 in June 1996 and is no longer in operation. Because of personal guarantees associated with Remington-Fox, Mr. Swanson also filed for personal bankruptcy protection under Chapter 11 in June 1996.

         Scott Berry has served as Chief Financial Officer of the Company since October 1997 and is responsible for investor relations, accounting, financial planning and control. Between 1994 and October 1997, Mr. Berry served as Controller of several business including Dennis Banks Construction Company from February 1997 to October 1997, Advanced Plastic Molding, Inc. from April 1996 to January 1997, and Siller Brothers, Inc. from December 1994 to February 1996. From July 1993 to August 1994, Mr. Berry served as Vice president of Finance for Precision Resource Corporation, a software developer and computer hardware reseller. From September 1988 through June 1993, Mr. Berry was Chief Financial Officer of Lansmont Corporation, a developer and manufacturer of computer-based product and package test equipment.

         Larry Ross has served as Vice President of Marketing since September 1997. From May 1989 to May 1996, Mr. Ross served as the Regional Director/Chief Operating Officer for Century 21 Region V, which comprises the eastern half of Los Angeles County, Riverside County and San Bernardino County, California, one of the top five regions of 45 nationwide that are consistently ranked first in "per office" productivity, where he was responsible for 185 offices with 7,000 real estate agents and managed a corporate staff of 35. Between 1990 and 1992, he served as Regional Director Representative to the National Advertising Fund committee which helped set direction for the Century 21 advertising fund of $40 million. Additionally, from 1993 to 1994, he was one of three Regional Directors appointed to serve on the President's National Top Brokers Task Force which contributed input to the Chief Executive Officer of Century 21.

         There are no family relationships among any of the executive officers or directors.

         The Company's officers are elected annually by the Company's Board of Directors. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at Board of Directors meetings, but receive no set fees or benefits as directors, although a director may receive certain options upon acceptance of the position as a director of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Cash Compensation

         The following table shows, for the three year period ended June 30, 1998, the cash and other compensation paid by the Company to its Chief Executive Officer and to each of the executive officers of the Company who had annual compensation in excess of $100,000.

                                                Summary Compensation Table

                                    Fiscal                             Other Annual                     LTIP     All Other
Name and Principal Position         Year    Salary (1)        Bonus    Compensation     Options/ (#)    Payouts  Compensation
---------------------------         ----    ----------        -----    ------------     ------------    -------  ------------
Greg Johnson                        1998    $141,546          -                 -       -                 -          -
  CEO, Treasurer and Secretary      1997    $90,769           -                 -       200,000           -          -
                                    1996    $75,383           $34,664           -       526,000           -          -

John Giaimo (2)                     1998    $141,546          -                 -       -                 -          -
  President and COO                 1997    $90,769           $50,000           -       200,000           -          -
                                    1996    $10,769           -                 -       275,000           -          -

Doug Swanson (3)                    1998    $141,546          -                 -       250,000           -          -
  Executive Vice President          1997    $91,503           -                 -       200,000           -          -
                                    1996    $42,831           $35,402           -       551,000           -          -

(1) This amount includes monthly automobile allowance for each officer of $600.00 beginning September 1997.
(2) Mr. Giaimo' employment with the Company began in May 1996 when the Company acquired Visual Listings, Inc.
(3) Mr. Swanson's employment with the Company began in November 1995.

Employment Agreements

         Greg Johnson, Chairman and CEO. In June 1996, the Company entered into a five year employment agreement with Greg Johnson whereby Mr. Johnson continued to serve as the President/CEO of the Company and received a signing bonus of $34,664. Subsequently, Mr. Johnson resigned as President of the Company, however no written modification has been made to his employment agreement to date. Effective September 1, 1996, Mr. Johnson's annual salary was increased to $100,000 and, on March 4, 1997, Mr. Johnson's employment agreement was again amended to increase his annual salary to $144,000; however, he did not begin receiving this increased rate until September 1997. The amount earned, but not paid to Mr. Johnson has been recorded as a liability on the books of the Company. Mr. Johnson is also entitled to receive (i) an annual bonus equal to 4% of the pre-tax earnings of the Company and (ii) options to purchase Common Stock of the Company equal to 4% of the pre-tax earnings of the Company, at an exercise price equal to the bid price of the Company's Common Stock on the date of such grant. Mr. Johnson also has the right to receive a monthly automobile allowance of $600.00.

         Douglas Swanson, Vice Chairman. In June 1996, the Company entered into a five year employment agreement with Mr. Swanson whereby Mr. Swanson continued to serve as the Vice Chairman of the Company, and received a signing bonus of $35,402. Effective September 1, 1996, Mr. Swanson's annual salary was increased to $100,000 and, on March 4, 1997, Mr. Swanson's employment agreement was again amended to increase his annual salary to $144,000 however, he did not begin receiving this increased rate until September 1997. The amount earned, but not paid to Mr. Swanson has been recorded as a liability on the books of the Company. Mr. Swanson is also entitled to receive (i) an annual bonus equal to 4% of the pre-tax earnings of the Company and (ii) options to purchase Common Stock of the Company equal to 4% of the pre-tax earnings of the Company, at an exercise price equal to the bid price of the Company's Common Stock on the date of such grant. Mr. Swanson also has the right to receive a monthly automobile allowance of $600.00.

         John Giaimo, President, COO and a Director. In May 1996, the Company entered into a five year employment agreement with John Giaimo whereby Mr. Giaimo was appointed President and COO of the Company and received a signing bonus of $50,000 in July 1996. Effective September 1, 1996, Mr. Giaimo's annual salary was increased to $100,000 and, on March 4, 1997, Mr. Giaimo's employment agreement was again amended to increase his annual salary to $144,000; however, he did not begin receiving this increased rate until September 1997. The amount earned, but not paid to Mr. Giaimo has been recorded as a liability on the books of the Company. Mr. Giaimo is also entitled to receive (i) an annual bonus equal to 4% of the pre-tax earnings of the Company and (ii) options to purchase Common Stock of the Company equal to 4% of the pre-tax earnings of the Company, at an exercise price equal to the bid price of the Company's Common Stock on the date of such grant. Mr. Giaimo also has the right to receive a monthly automobile allowance of $600.00.

Option Grants in Last Fiscal Year

         The following table sets forth information with respect to the grant of options to purchase shares of Common Stock during the fiscal year ended June 30, 1998 to each person listed above in the executive officer Summary Compensation Table.

                           Number of Securities      % of total Options
                           Underlying Options        Granted to Employees               Exercise or Base
Name                       Granted (#)               in Fiscal year                     Price ($ / Shares)    Expiration Date
----                       -----------               --------------                     ------------------    ---------------
Douglas Swanson            250,000                   50%                                $1.47 / 250,000          January 2003

Incentive and Non-Qualified Stock Option Plan

         On October 9, 1996, the Board of Directors ratified a stock option plan called the "1996 Stock Option Plan (the "Plan") and on December 21, 1996, the stockholders approved the Plan. On December 18, 1997, at the annual meeting of the Company stockholders, a majority of the Company's stockholders and members of the Board of Directors voted to amend the Plan to increase the number of options to 5,500,000.

         The Company believes the Plan will work to increase the proprietary interest in the Company of its directors, officers, employees and consultants, and to align more closely their interests with the interests of the Company's stockholders. The Plan will also maintain the Company's ability to attract and retain the services of experienced and highly qualified employees and directors.

         Under the Plan, the Company has reserved an aggregate of 5,500,000 shares of Common Stock for issuance pursuant to options granted under the Plan ("Plan Options"). The Board of Directors of the Company administers the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         The Plan authorizes the issuance of incentive stock options ("ISOs") as defined in Section 422A of the Internal Revenue Code of 1986, non-qualified stock options ("NQSOs") and together with ISOs,"Options"). In addition, the Plan also allows for the inclusion of a reload option provision ("Reload Option"), which permits an eligible person to pay the exercise price of the Plan Option with shares of Common Stock owned by the eligible person and receive a new Plan Option to purchase shares of Common Stock equal in number to the tendered shares.

         Any ISO granted under the Plan must provide for an exercise price of 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any ISO granted to an eligible person owning more than 10% of the Company's Common Stock must be at least 110% of such fair market value as determined on the date of the grant. The aggregate fair market value of the shares covered by the ISOs granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NQSO is determined by the Board of Directors or a committee thereof, in its discretion, provided that the exercise price of an NQSO is not less than 75% of the fair market value of the Common Stock on the date of the grant. The Board of Directors (or committee thereof), shall determine the term of the Options; provided, however, that in no event may an Option be exercisable more than 10 years after the date of its grant and, in the case of an Incentive Option granted to an eligible employee owning more than 10% of the Company's Common Stock, no more than five years after the date of the grant. Any option which is granted shall be vested and exercisable at such time as determined by the Board of Directors or a committee thereof.

         The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in the Company's capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

         As of June 30, 1998, there were options outstanding to purchase an aggregate of 3,609,200 shares granted pursuant to the Plan.

Option Exercises and Holdings

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1998 to each person named in the Summary Compensation Table and the unexercised options held as of the end of fiscal 1998.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FISCAL YEAR-END OPTION/SAR VALUES

------------------------------------------------------------------------------------------------------------
                                                                     Securities         Value of
                                                                     Underlying         Unexercised
                                                                     Unexercised        in-the-Money
                              Number of Shares                       Options/SARS at    Options/SARS at
                              Acquired on          Value             FY-End (#)         FY-End ($)
                              Exercise Realized    Exercisable/      Exercisable/       Exercisable/
                                      (#)                ($)         Unexercisable      Unexercisable (1)
------------------------------------------------------------------------------------------------------------
Greg Johnson                               -                   -     726,000 / 0        $1,633,500 / $0
  CEO, Treasurer and
  Secretary
------------------------------------------------------------------------------------------------------------
John Giaimo                                -                   -     475,000 / 0        $1,068,750 / $0
  President and COO
------------------------------------------------------------------------------------------------------------
Doug Swanson                               -                   -     1,001,000 / 0      $2,252,250 / $0
  Executive Vice
  President
------------------------------------------------------------------------------------------------------------

(1) In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purpose of this table, fair market value is deemed to be $3.72, the closing price reported on June 30, 1998.

               LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

------------------------------------------------------------------------------------------------------------
                                                                       Estimated Future Payouts Under
                                              Performance or            Non-Stock Price- Based Plans
                        Number of Shares,     other Period        -----------------------------------------
                        Units or other        Until Maturation          Threshold      Target       Maximum
Name                    Rights (#)            or Payout                 ($ or #)      ($ or #)     ($ or #)
------------------------------------------------------------------------------------------------------------
Greg Johnson                     _                    _                    _
CEO,Treasurer                                                                           _              _
and Secretary
------------------------------------------------------------------------------------------------------------
John Giaimo                      _                    _                    _
President and COO                                                                       _              _
------------------------------------------------------------------------------------------------------------
Doug Swanson                     _                    _                    _
Executive Vice                                                                          _              _
President
------------------------------------------------------------------------------------------------------------

Repricing of Management Stock Options

         On January 14, 1998, the Board of Directors resolved to reprice stock options outstanding to all current employees to the closing bid price of $1.47 per share as of this date. Greg Johnson's options to purchase 726,000 shares were repriced to $1.47 per share, John Giaimo's options to purchase 475,000 shares were repriced to $1.47 per share and Doug Swanson's options to purchase 1,001,000 shares were repriced to $1.47 per share. The purpose of this repricing was to provide continued incentive to key personnel in light of reduced market prices for the Company's common stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the Company's common stock, par value $.001 ("Common Stock") beneficially owned as of August 31, 1998 for (i) each stockholder known by the Company to be the beneficial owner of five (5%) percent or more of the Company's outstanding Common Stock, (ii) each of the Company's directors, (iii) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B), and (iv) all executive officers and directors as a group. At August 31, 1998 there were 7,752,163 shares of Common Stock outstanding. Except as specifically set forth in the notes below, the table does not give effect to (a) the conversion of the convertible redeemable promissory notes ("Notes") into an aggregate of 27,500 shares of Common Stock, (b) the exercise of warrants to purchase 1,712,294 shares of Common Stock, (c) the exercise of options to purchase an aggregate of 3,496,324 shares of Common Stock, (d) the conversion of Series A Preferred Stock into 1,384,000 shares of Common Stock and (e) 1,746,700 shares of Common Stock reserved for issuance pursuant to the Company's Stock Option Plan.

   Name and Address or                              Amount and Nature of                  Percentage         Percentage
   Beneficial Owner(1)                             Beneficial Ownership (2)                of Class          of Votes (8)
   -------------------                             ------------------------                --------          ------------
Greg Johnson (3)                                           1,140,773                         13.3%            33.5% (9)
John Giaimo (4)                                              534,882                          6.5%             6.5%
Dr. John C. Kelly (5)                                        790,437                          9.6%            12.6%
Douglas Swanson (6)                                        1,002,502                         11.5%            11.5%
Scott Berry                                                   57,500                           .7%              .7%
Larry Ross                                                     8,333                           .1%              .1%
William Tomerlin (7)                                       1,615,418                         18.4%             8.0% (9)
All directors and officers
    as a group (five persons)                              2,743,990                         27.2%            42.1%

-----------------------
(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 2241 Park Place, Suite E, Minden, Nevada 89423. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all the Shares beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person) and that are exercisable within 60 days have been exercised.

(3) Mr. Greg Johnson is Chairman of the Board of Directors and Chief Executive Officer of the Company. Includes options to purchase 726,000 Shares at $1.47 per Share through January 13, 2003. Also includes 80,330 shares issuable upon conversion of 40,165 shares of Series A Preferred Stock (without giving effect to shares issuable, at the Company's option, in payment of dividends thereon). Does not include 1,626 Shares underlying warrants convertible into 1,626 Shares owned by Janet Gookin and Brandon Wilson, the sister and nephew of Mr. Johnson.

(4) Mr. John Giaimo is President, Chief Operating Officer and a Director of the Company. Includes options to purchase 475,000 Shares at $1.47 per Share through January 13, 2003. Does not include 69,492 Shares owned by Melinda Giaimo, the wife of Mr. Giaimo and an employee of the Company.

(5) Dr. John Kelly is a former Director of the Company. Includes options to purchase 300,000 Shares at $1.47 per Share through January 13, 2003. Also includes 188,930 shares issuable upon conversion of 94,465 shares of Series A Preferred Stock (without giving effect to shares issuable, at the Company's option, in payment of dividends thereon). Dr. Kelly resigned as a Director on May 1, 1998.

(6) Mr. Douglas Swanson is Vice Chairman of the Board of Directors and Executive Vice President of the Company. Includes options to purchase 1,001,000 Shares at $1.47 per Share through January 13, 2003.

(7) Mr. William Tomerlin is the former Chairman of the Board of Directors of the Company. He retired from this position in August 1996. Includes options to purchase 27,500 Shares at $2.00 per Share through January 26, 1999. Also includes 990,310 shares issuable upon conversion of 495,155 shares of Series A Preferred Stock (without giving effect to shares issuable, at the Company's option, in payment of dividends thereon).

(8)      Gives effect to 5:1 voting rights attributable to ownership of Series
         A Preferred Stock, but not to its conversion into common   stock.

(9) Mr. Tomerlin has granted Greg Johnson a voting proxy covering the 495,155 shares of Series A Preferred Stock owned by Mr. Tomerlin. The voting power corresponding to said 495,155 shares of Series A Preferred Stock is reflected in the percentage of votes attributable to Mr. Johnson.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Loans to the Company

         During fiscal 1997, the Company received a personal loan of $100,000 jointly from Mr. Greg Johnson, the Chief Executive Officer and Chairman of the Board of Directors, and Dr. John Kelly, then a Director. The funds were borrowed personally from a bank by Mr. Johnson and Dr. Kelly and advanced to the Company. The interest rate charged by the bank was variable, and averaged 10% per annum. Interest was passed on to the Company for payment. The purpose of this $100,000 loan was for working capital and the due date was January 29, 1998. This loan was paid in full on January 21, 1998.

Related Party Transactions

         The Company had outstanding at June 30, 1998 a $150,000 trade receivable from WebQuest International, Inc. ("WebQuest"), a company related by common shareholders. This receivable resulted from programming services performed by the Company for WebQuest. $129,000 of this receivable was paid off during July and August 1998.

         In January 1998 the Company licensed certain technology to WebQuest for $700,000. $508,000 of this amount was invoiced as of June 30, 1997, included in related party receivables and in deferred revenue. During the fiscal year ended June 30, 1998, the Company accepted WebQuest common stock as settlement of this $700,000 receivable. At June 30, 1998, a writedown to -0-, the estimated fair market value of this stock investment, expected to be temporary in nature, was recorded for the entire amount of $700,000. The $700,000 revenue has been included in deferred revenue as of June 30, 1998 and will be recognized when the WebQuest stock becomes marketable.

Revenues

         During the fiscal years ended June 30, 1998 and 1997, the Company received revenues from WebQuest in the amounts of $194,000 and $300,000, respectively.

ITEM 13.                   EXHIBITS AND REPORTS ON FORM 8-K.

A)    Index to Exhibits

Exhibits    Description of Documents
--------    ------------------------
3.1(a)      Articles of Incorporation of Aurora Energy, Inc. dated January 13, 1983(1).
3.1(b)      Amendment to Articles of Incorporation of Aurora Energy, Inc. dated March 23, 1983 to change name to Aurora Tech,
            Inc.(1)
3.1(c)      Amendment to Articles of Incorporation of Aurora Tech, Inc. dated June 25, 1984 re: governance(1)
3.1(d)      Amendment to Articles of Incorporation of Aurora Tech, Inc. dated May 12, 1988 changing the name to XRF Corporation(1)
3.1(e)      Articles of Incorporation of NDS Software, Inc. dated September 29, 1994(1)
3.1(f)      Amendment to the Articles of Incorporation of NDS Software, Inc. dated November 15, 1995(1)
3.1(g)      Articles of Incorporation of Nevada Data Systems, Inc. dated October 28, 1987(1)
3.1(h)      Amendment to Articles of Incorporation of Nevada Data Systems, Inc. dated February 27, 1989 changing name to NDS
            Software(1)
3.1(i)      Amendment to Articles of Incorporation of NDS Software dated May 3, 1990 changing authorized stock(1)
3.1(j)      Amendment to Articles of Incorporation of NDS Software dated December 31, 1990 changing authorized stock(1)
3.1(k)      Amendment to Articles of Incorporation of NDS Software dated September 15, 1993 changing authorized stock(1)
3.1(l)      Amendment to Articles of Incorporation of NDS Software dated June 20, 1994 changing authorized stock(1)
3.1(m)      Amendment to Articles of Incorporation of XRF Corporation dated July 26, 1994 changing name(1)
3.1(n)      Amendment to Articles of Incorporation of NDS Software dated July 15, 1997 changing authorized stock.(1)
3.1(o)      Amendment to Articles of Incorporation of NDS Software dated July 1, 1998 changing name.(1)
3.2         Bylaws of NDS Software(1) 4.1 Certificate of Designation for Class A, Series A Preferred Stock.(1)
4.2         Amendment to Certificate of Designation for Class A Series A Preferred Stock.(1)
4.3         Certificate of Designation for Class B Convertible Preferred Stock.(1)
4.4         Certificate of Designation for Class C Convertible Cumulative Preferred Stock.(1)
6.1         Stock Option Plan dated October 9, 1996(1).
6.2         Articles, Plan and Agreement of Merger between XRF Corporation and NDS Software dated June 13, 1994(1)
6.3         Agreement and Plan of Reorganization between NDS Software and Visual Listings, Inc. dated May 8, 1996(1)
6.4         Agreement and Plan of Reorganization between the Company and Focus Publications, Inc. dated August 11, 1997 including Articles of Exchange filed December 31, 1997(1)
6.5         Articles, Plan and Agreement of Merger between NDS Software, Inc., a Utah Corporation and NDS Software, Inc., a
            Nevada Corporation, dated September 26, 1994(1)
6.6         Employment Agreement between the Company and John Giaimo dated May 8, 1996(1)
6.7         Employment Agreement between the Company and Greg Johnson dated June 13, 1996(1)
6.8         Employment Agreement between the Company and Doug Swanson dated June 13, 1996(1)
6.9         Amendment to Stock Option Plan dated October 9, 1996(1)
6.10        Form of MLS Agreement (1)
6.11        LLC Operating Agreement with Finet Holdings Corporation(1)
6.12        Licensing and Marketing Agreement re:IPONG International, Inc.(1)
6.13        Harte-Hanks Shoppers, Inc. Marketing Alliance (1)
16          Accountant's Letter (1)
21          Subsidiaries of Registrant (2)
27          Financial Data Schedule (2)

-------------------------

(1) Incorporated by reference to Exhibits with corresponding numbers from the Company's Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.

(2) Filed herewith.

B)    Report on Form 8-K.
         None.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOMESEEKERS.COM, INCORPORATED
                                  (Registrant)


Date:      October 13, 1998                       By: /s/Scott Berry
                                                 -------------------
                                                 Scott Berry
                                                 Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:      October 13, 1998


By: /s/Greg Johnson                              By: /s/John Giaimo
-------------------                              ------------------
Greg Johnson                                     John Giaimo
Chief Executive Officer and                      President, Chief Operating
Chairman of the Board of Directors               Officer and Director


By: /s/Doug Swanson
-------------------
Doug Swanson
Executive Vice President and Director

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                        CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

                                TABLE OF CONTENTS



Report of Independent Certified Public Accountants                      F-1

Consolidated Balance Sheets at June 30, 1998 and 1997                F-2  - F-3

Consolidated Statements of Operations for the Years Ended
         June 30, 1998 and 1997                                      F-4  - F-5

Consolidated Statements of Stockholders' Deficit for the
         Years Ended June 30, 1998 and 1997                          F-6  - F-7

Consolidated Cash Flows for the Years Ended June 30, 1998
         and 1997                                                    F-8  - F-10

Notes to Consolidated Financial Statements                           F-11 - F-33

                      Albright, Persing & Associates, Ltd.

                          CERTIFIED PUBLIC ACCOUNTANTS
                          1025 Ridgeview Dr., Suite 300
                               Reno, Nevada 89509



                Report of Independent Certified Public Accountant


To the Board of Directors and Stockholders
HomeSeekers.com, Inc. (formerly NDS Software, Inc.)

         We have audited the accompanying consolidated balance sheets of HomeSeekers.com, Inc. (formerly NDS Software, Inc.) (a Nevada Corporation) as of June 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted audit standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSeekers.com, Inc. (formerly NDS Software, Inc.) as of June 30, 1998 and 1997, and the consolidated results of its operations and its consolidated cash flows for the years then ended in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company's ability to generate sufficient cash flows to meets its obligations and sustain its operations, either through future revenues and/or additional debt or equity financing, cannot be determined at this time. These uncertainties raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Albright, Persing & Associates, Ltd.

Reno, Nevada
September 24, 1998

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)

                                                                                1998                    1997
                                                                        ---------------         ---------------
                                     ASSETS

Current Assets
     Cash                                                                   $   198,410             $    32,222
     Accounts receivable, net of allowance for uncollectible
         accounts of $4,413 in 1998 and 1997                                     54,883                  58,357
     Accounts receivable, related parties                                       193,289                  41,469
     Inventories  16,712                                                          2,951
     Prepaid expenses                                                            13,120                       -
     Investments, related party stock, net of valuation
         allowance of $700,000 in 1998 and -0- in 1997                                -                       -
                                                                        ---------------         ---------------
         Total Current Assets                                                   476,414                 134,999

Investments in marketable securities                                                  -                 477,225
Investments in LLCs                                                             450,687                       -
Account receivable, long-term - related party                                         -                 484,197
Property and equipment, net                                                     490,575                 433,711
Goodwill, net of accumulated amortization of $317,701
     in 1998 and $148,797 in 1997                                               361,359                 488,899
Other assets                                                                    119,458                  35,640
                                                                        ---------------         ---------------
         Total Assets                                                       $ 1,898,493             $ 2,054,671
                                                                        ===============         ===============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                                       $   323,918             $   403,128
     Accrued liabilities                                                        292,970                 491,893
     Current portion of capital lease obligations                                     -                  16,799
     Notes payable                                                               29,698                 150,616
     Notes payable - related parties                                             31,595                 157,103
     Deferred revenue                                                         1,147,654               1,213,744
                                                                        ---------------         ---------------
         Total Current Liabilities                                            1,825,835               2,433,283
                                                                        ---------------         ---------------

   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)

                                                                                1998                    1997
                                                                        ---------------         ---------------
Long-Term Liabilities
     Convertible Debt                                                           140,000               2,056,000
                                                                        ---------------         ---------------

Stockholders' Deficit
     Series A convertible preferred stock, $0.001 par
         value, 5,000,000 shares authorized; 692,000
         shares and 662,500 issued and outstanding at
         June 30, 1998 and 1997, respectively                                       692                     663
     Series B convertible preferred stock, $10.00 par
         value, 200,000 shares authorized; 0 shares and
         13,000 shares issued and outstanding at June
         30, 1998 and 1997, respectively                                              -                 130,000
     Series C convertible preferred stock, $10.00 par
         value, 400,000 shares authorized; 0 shares
         issued and outstanding at June 30, 1998
         and 1997, respectively                                                       -                       -
     Common stock; $.001 par value, 50,000,000 shares
         authorized; 7,460,703 shares and 4,605,815
         shares issued and outstanding at June 30, 1998
         and 1997, respectively                                                   7,461                   4,606
     Additional paid in capital                                              11,112,776               5,334,895
     Dividends on Series A convertible preferred stock                         (118,725)
     Accumulated deficit                                                    (10,369,546)             (7,574,001)
     Unrealized loss on securities                                             (700,000)               (330,775)
                                                                        ---------------         ---------------
         Total Stockholders' Deficit                                           ( 67,342)             (2,434,612)
                                                                        ---------------         ---------------

         Total Liabilities and Stockholders'
              Deficit                                                     $   1,898,493             $ 2,054,671
                                                                        ===============         ===============

   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)

                                                                               1998                     1997
                                                                          -------------            ------------
Revenues:
     Prospect Sales                                                         $   508,675             $   500,000
     Web Page Sales                                                             475,936                 194,129
     Advertising Sales                                                          223,154                 263,156
     Programming, Support and License Sales (1)                                 283,664                 562,684
     Book and Publishing Sales                                                  103,605                       -
     Other                                                                       71,536                  69,689
                                                                           ------------           -------------
         Total Revenues                                                       1,666,570               1,589,658

Cost of Sales                                                                   338,415                 223,624
                                                                           ------------           -------------

     Gross Profit                                                             1,328,155               1,366,034

Operating Expenses                                                            3,984,875               3,221,233
                                                                           ------------           -------------

Net Loss from Operations                                                     (2,656,720)             (1,855,199)

Other Income (Expense)
     Interest expense                                                          (116,084)               (290,331)
     Loss on sale of marketable securities                                      (63,125)                      -
     Other                                                                       (6,366)                 23,624
                                                                           ------------           -------------

Loss Before Provision for Income Taxes                                       (2,842,295)             (2,121,906)
Provisions for Income Taxes                                                           -                       -
                                                                           ------------           -------------

Net Loss Before Extraordinary Item                                           (2,842,295)             (2,121,906)

Extraordinary Item-gain on Extinguishment
     of Debt (Net of Income Tax of $0)                                           46,750                       -
                                                                           ------------           -------------

     Net Loss                                                              $ (2,795,545)           $ (2,121,906)
                                                                           ============           =============

(1) Programing, Support and License Sales include net sales to related parties of $215,297 and $300,000 for fiscal years 1998 and 1997, respectively.

   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)



                                                                              1998                     1997
                                                                       ----------------        ----------------
Basic and Diluted Loss per Share Before
     Extraordinary Gain                                                $           (.51)       $          (0.53)

Extraordinary Gain on Liabilities Subject
     to Compromise                                                                  .01                       -
                                                                       ----------------        ----------------

     Basic and Diluted Net Loss per Common Share                       $           (.50)       $          (0.53)
                                                                       ================        ================

     Shares Used in Computing Basic and Diluted
         Share Data                                                           6,048,471               4,361,744
                                                                       ================        ================


   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)


                                        Series A                Series B
                                     Preferred Stock          Preferred Stock        Common Stock          Additional   Receivable
                                   -------------------     ------------------    ---------------------      Paid In        From
                                   Shares       Amount     Shares      Amount    Shares         Amount      Capital     Stockholder
                                   ------       ------     ------      ------    ------         ------    -----------   -----------
Balance at June 30, 1996           662,500  $     663      13,000  $ 130,000   4,258,723      $ 4,258    $4,510,078    $ (500,000)

Issuance of common stock
  to vendors for payment of
  goods/services                         -          -          -          -      124,592          125       387,539             -
Issuance of common stock
  through a private placement
  offering                               -          -          -          -      200,000          200       362,300       500,000
Issuance of common stock for
   stock options exercised               -          -          -          -       10,000           10        19,990             -
Conversion of debt and accrued
   interest to common stock              -          -          -          -       12,500           13        54,988             -
Unrealized loss on securities            -          -          -          -            -            -             -             -
Net loss                                 -          -          -          -            -            -             -             -
                                ----------  ---------   --------   --------    ---------   ----------     ---------    ----------

Balance at June 30, 1997           662,500        663     13,000    130,000    4,605,815        4,606     5,334,895             -

Issuance of preferred Series A
   stock for cash                  134,500        134          -          -            -            -       268,866             -
Issuance of preferred Series A
   stock in exchange for debt
   payoff                           45,000         45         -           -            -            -        90,774             -
Conversion of preferred Series A
   stock for common stock         (150,000)      (150)         -          -      300,000          300          (150)            -
Exchange of preferred Series B
   stock for common stock                -          -    (13,000)  (130,000)      35,000           35       129,965             -
Issuance of common stock to
   vendors and employees for
   goods and services                    -          -          -          -       38,512           38       131,930             -
Issuance of common stock for
   preferred Series A dividends          -          -          -          -       59,363           59       118,666             -


(RESTUBBED TABLE)
                                                                        Dividends on
                                              Unrealized                   Series A
                                                Loss on    Accumulated    Preferred
                                              Securities     Deficit        Stock        Total
                                             -----------   -----------  -------------    -----


Balance at June 30, 1996                      $        -    $(5,452,095)   $       -   $(1,307,096)

Issuance of common stock
  to vendors for payment of
  goods/services                                       -              -            -       387,664
Issuance of common stock
  through a private placement
  offering                                             -              -            -       862,500
Issuance of common stock for
   stock options exercised                             -              -            -        20,000
Conversion of debt and accrued
   interest to common stock                            -              -            -        55,001
Unrealized loss on securities                   (330,775)             -            -      (330,775)
Net loss                                               -     (2,121,906)           -    (2,121,906)
                                             -----------   ------------     --------   -----------

Balance at June 30, 1997                        (330,775)    (7,574,001)           -    (2,434,612)

Issuance of preferred Series A
   stock for cash                                      -              -            -       269,000
Issuance of preferred Series A
   stock in exchange for debt
   payoff                                              -              -            -        90,819
Conversion of preferred Series A
   stock for common stock                              -              -            -             -
Exchange of preferred Series B
   stock for common stock                              -              -            -             -
Issuance of common stock to
   vendors and employees for
   goods and services                                  -              -            -       131,968
Issuance of common stock for
   preferred Series A dividends                        -              -     (118,725)            -




   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)


                                        Series A                Series B
                                     Preferred Stock          Preferred Stock        Common Stock          Additional   Receivable
                                   -------------------     ------------------    ---------------------      Paid In        From
                                   Shares       Amount     Shares      Amount    Shares         Amount      Capital     Stockholder
                                   ------       ------     ------      ------    ------         ------    -----------   -----------
Issuance of common stock for
   capital contribution to LLC            -          -          -          -      300,000         300       449,700           -
Issuance of common stock for
   stock options exercised                -          -          -          -      141,100         141       366,359           -
Issuance of common stock for
   warrants exercised                     -          -          -          -       29,507          30        62,470           -
Issuance of common stock for cash         -          -          -          -      930,501         931     2,060,069           -
Issuance of common stock for
   interest due on notes payable          -          -          -          -       37,905          38       129,215           -
Issuance of common stock in exchange
   for debt payoff                        -          -          -          -       25,000          25        49,975           -
Conversion of outstanding debt to
   common stock                           -          -          -          -      958,000         958     1,915,042           -
Sale of warrants                          -          -          -          -            -           -         5,000           -
Reversal of prior year unrealized
   loss on securities                     -          -          -          -            -           -             -           -
Unrealized loss on securities             -          -          -          -            -           -             -           -
Net loss                                  -          -          -          -            -           -             -           -
                                 ----------   --------    -------   --------    ---------     -------   -----------     -------

Balance at June 30, 1998            692,000   $    692          -   $      -    7,460,703     $ 7,461   $11,112,776     $     -
                                 ==========   ========    =======   ========    =========     =======   ===========     =======


(RESTUBBED TABLE)

                                                                     Dividends on
                                           Unrealized                   Series A
                                             Loss on    Accumulated    Preferred
                                           Securities     Deficit        Stock        Total
                                          -----------   -----------  -------------    -----

Issuance of common stock for
   capital contribution to LLC                   -              -            -      450,000
Issuance of common stock for
   stock options exercised                       -              -            -      366,500
Issuance of common stock for
   warrants exercised                            -              -            -       62,500
Issuance of common stock for cash                -              -            -    2,061,000
Issuance of common stock for
   interest due on notes payable                 -              -            -      129,253
Issuance of common stock in exchange
   for debt payoff                               -              -            -       50,000
Conversion of outstanding debt to
   common stock                                  -              -            -    1,916,000
Sale of warrants                                 -              -            -        5,000
Reversal of prior year unrealized
   loss on securities                      330,775              -            -      330,775
Unrealized loss on securities             (700,000)             -            -     (700,000)
Net loss                                         -     (2,795,545)           -   (2,795,545)
                                         ---------   ------------   ----------   ----------

Balance at June 30, 1998                 $(700,000)  $(10,369,546)  $ (118,725)  $  (67,342)
                                         =========   ============   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)

                                                                                1998                    1997
                                                                            -----------              ----------
Cash Flows From Operating Activities
     Net Loss                                                              $ (2,795,545)            $(2,121,906)
                                                                           ------------            ------------
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                     332,689                 263,923
              Allocated loss on investments                                        (687)                      -
              Loss on sale of securities                                         63,125                       -
              Gain on sale of fixed assets                                         (300)                      -
              Common stock issued for goods and services                          9,710                 287,665
              Common stock issued for employee compensation                      58,800                       -
              Common stock issued for interest                                   51,986                       -
              Common stock received in exchange for services                          -                (298,000)
              Preferred stock issued for interest                                 3,111                       -
              Changes in assets and liabilities net of effect from
                  purchase of FOCUS
                     Trade receivables                                          (70,266)               (527,754)
                     Inventories                                                (12,391)                 27,267
                     Prepaid expenses                                            (9,720)                 48,483
                     Accounts payable                                           (17,337)                 76,658
                     Accrued liabilities                                       (171,656)                194,625
                     Deferred revenue                                          (357,757)                518,109
                                                                           ------------            ------------
                        Net adjustments                                        (120,693)                590,976
                                                                           ------------            ------------
                           Net Cash Used in Operating Activities             (2,916,238)             (1,530,930)
                                                                           ------------            ------------

Cash Flows From Investing Activities
     Purchase of property and equipment                                        (212,562)               (138,915)
     Net cash received on purchase of FOCUS                                       2,134                       -
     Proceeds from securities sales                                             744,875                       -
     Proceeds from fixed asset sales                                                300                       -
     Deposit on Opticom Corporation purchase                                   (100,000)                      -
     Net change in other assets                                                   9,196                 (16,556)
                                                                           ------------            ------------
                           Net Cash Provided (Used) in
                               Investing Activities                             443,943                (155,471)
                                                                           ------------            ------------

Cash Flows From Financing Activities
     Proceeds from convertible debt                                                   -                 619,252
     Principal payments on capital lease obligations                            (16,799)                (23,116)
     Proceeds from notes payable - related parties                              118,000                 130,000
     Payments on notes payable - related parties                               (193,508)               (191,700)
     Proceeds from notes payable                                                250,000                 200,000
     Payments on notes payable                                                 (283,210)                (94,082)
     Net proceeds from sale of common stock                                   2,490,000                 912,500
     Net proceeds from sale of preferred stock                                  269,000                       -
     Net proceeds from sale of warrants                                           5,000                       -
                                                                           ------------            ------------
                           Net Cash Provided by Financing Activities          2,638,483               1,552,854
                                                                           ------------            ------------

Net (Decrease) Increase in Cash                                                 166,188                (133,547)

Cash at Beginning of Year                                                        32,222                 165,769
                                                                           ------------            ------------

Cash at End of Year                                                        $    198,410            $     32,222
                                                                           ============            ============


   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                   1998              1997
                                              ------------       -----------

     Cash paid for interest                    $   150,864       $    71,898
                                              ============       ===========

     Cash paid for income taxes                $       855       $         -
                                              ============       ===========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1998
----

During the year ended June 30, 1998, 150,000 shares of Preferred A stock were converted into 300,000 shares of common stock, and 45,000 shares of Preferred A stock were issued in exchange for satisfaction of a note payable.

During the year ended June 30, 1998, 59,363 shares of common stock were issued for payment of Preferred A stock dividends.

Accounts payable in the amount of $63,458 were satisfied by the issuance of 18,237 shares of common stock.

A capital contribution was made to a joint venture LLC by issuing 300,000 shares of the Company's common stock.

A note payable in the amount of $50,000 was satisfied by the issuance of 25,000 shares of the Company's common stock.

Accrued interest in the amount of $77,267 was satisfied by the issuance of 22,659 shares of the Company's common stock.

During the year ended June 30, 1998, $1,916,000 of debt was converted into 958,000 shares of the Company's common stock.



   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
            (See Report of Independent Certified Public Accountants)


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING
ACTIVITIES: - Continued

1998 - Continued
----

The Company reversed the allowance on marketable securities recorded in the prior year in the amount of $330,775 to reflect current market value prior to their sale. In addition, the Company established a valuation allowance of $700,000 for certain marketable securities during the current fiscal year due to the inability to establish a market value of the securities.

The Company deferred certain revenues in the amount of $291,667 during the current fiscal year due to collectibility issues.


1997
----

During 1997, the Company canceled the issuance of 250,000 shares of common stock when a certificate of deposit in the amount of $500,000 received by the Company for the stock purchase became uncollectible (Note 10).

During 1997, the Company issued 12,500 shares of common stock in redemption of a convertible debt note in the amount of $25,000.

During 1997, the Company wrote down certain securities classified as available-for-sale in the amount of $330,775.

During 1997, the Company issued 124,592 shares of common stock in exchange for goods and services.


   The accompanying notes are an integral part of these financial statements.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 1 - DESCRIPTION OF BUSINESS AND FINANCING REQUIREMENTS
-----------------------------------------------------------

     HomeSeekers.com, Inc. (formerly NDS Software, Inc., or "NDS") was originally incorporated under the laws of Nevada on October 28, 1987. On July 20, 1994, NDS merged with XRF Corporation ("XRF"), which was incorporated in Utah. Through the terms of the merger agreement, XRF, the surviving entity, acquired all of the outstanding common stock of NDS and NDS ceased to exist. However, due to the substance of the transaction, the merger has been treated as a purchase of XRF by NDS (Note 3). Subsequent to the merger, XRF changed its name to NDS Software, Inc. and has been re-domiciled in the State of Nevada. On May 15, 1998, NDS changed its name to HomeSeekers.com, Inc.

     Effective May 8, 1996, HomeSeekers.com, Inc. acquired 100% of the outstanding stock of Visual Listings, Inc. ("VLI") located in Brea, California. The acquisition of VLI has been accounted for as a purchase which resulted in HomeSeekers.com, Inc. recording $637,696 of goodwill (Note 3).

     On August 11, 1997, HomeSeekers.com, Inc. acquired 100% of the outstanding stock of Focus Publications, Inc. ("FOCUS") located in Lake Forest, California. The acquisition of FOCUS, which is now a division of HomeSeekers.com, has been accounted for as a purchase which resulted in HomeSeekers.com, Inc. recording $41,365 of goodwill (Note 3).

     HomeSeekers.com, Inc. offers desktop software products used by real estate professionals to manage information, contacts and listings. The Company also provides public access to the Multiple Listing Service via the Internet through its HomeSeekers.com Internet site. The Internet site allows potential home buyers to view multiple listings using a standard Internet dial up connection. Additionally, the Company provides an alternative access to the Multiple Listing Service on HomeSeekers and CityNet, a product that opens the same data to a non-Internet connect home buyer that has a computer and modem. FOCUS is a demographic information, collection and publication company.

     The consolidated financial statements include the accounts of HomeSeekers.com, Inc. and its subsidiary, VLI (the "Company"). All significant inter-company balance and transactions have been eliminated in consolidation.

     The Company has not yet generated significant revenue and has funded its operation primarily through the issuance of equity and convertible debt. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and if available, will be obtained on terms favorable to or affordable by the Company. The Company's management is exploring several funding options and expects to raise additional capital in 1998-99 and to continue to develop the Company's operations around it products. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern. The Company incurred net losses of $2,795,545 and $2,121,906 for the years ended June 30, 1998 and 1997, respectively. The Company has an accumulated deficit of $10,369,546 as of June 30, 1998.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 1 - DESCRIPTION OF BUSINESS AND FINANCING REQUIREMENTS - Continued
-----------------------------------------------------------

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

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

     In accordance with Statement of Position 97-2, the Company accounts for certain software transactions for which there is no reasonable basis of estimating the degree or probability of collectibility of related assets using the installment method of accounting, effectively recording the transaction as deferred revenue until the collectibility is probable (see Note 17).

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

Concentrations

Concentration of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank, trade receivables, and receivables from officers/stockholders. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. At June 30, 1998, substantially all accounts receivables are due from customers within the real estate and related industries.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------

Concentrations of Operations - All of the Company's current products are designed for operation in the national domestic real estate market. Any recessionary pressures or other disturbances in the national real estate market could have an adverse effect on the Company's operations.

For the year ended June 30, 1998, 31% of the Company's revenues were received from one customer for the sale of mortgage leads. This agreement ended during the fiscal year ended June 30, 1998 and will not be renewed. In addition, 12% of the Company's revenues were received from a related party for administrative services and custom programming.

For the year ended June 30, 1997, 32% of the Company's revenues were received from one customer for the sale of mortgage leads and 19% of the Company's revenues were received from a related party for a one-time option payment for the right to market software.

Financial Statements Estimates

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

Significant Estimates

Included in the accompanying balance sheet in marketable securities are 700,000 shares of restricted common stock of a company related by common shareholders. The carrying value of the marketable securities is $700,000 less a valuation allowance of $700,000, which represents management's estimate of the estimated fair market value as of June 30, 1998. Such value is based on (1) the fact that the related company is in the process of, but has not developed a public market for, its shares as of June 30, 1998, (2) the block held by HomeSeekers is restricted stock which cannot be sold for at least one year after it is acquired, and the block is too large to sell in a public market at the current time, and (3) the underlying net book value of the related company's stock, after elimination of intercompany transactions, is zero. Should a public market develop for the related company's stock, the fair market value of such stock could be substantially more than the amount of -0- currently shown on the balance sheet.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------

Cash and Cash Equivalents

     Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

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

     For the year ended June 30, 1998, the Company had securities with no net recorded value in available-for-sale securities (book value of $700,000 less valuation allowance write down of $700,000 to fair market value of $-0-).

Inventory

     Inventory is recorded at the lower of cost (first-in, first-out method) or market and consists primarily of books for resale.

Property and Equipment

     Property and equipment are stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated using the straight line method over estimated useful lives of 3-5 years, or the lease term, whichever is shorter.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------

Goodwill

     The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight line method over five (5) years. Amortization charged to continuing operations amounted to $168,905 and $127,540 for the years ended June 30, 1998 and 1997, respectively. Accumulated amortization at June 30, 1998 was $317,702. At each balance sheet date, the Company evaluates the realizability of goodwill based upon expectations of nondiscounted cash flows and operating results of the companies purchased. Based upon its most recent analysis, at June 30, 1998, goodwill of $34,471 related to the Company's purchase of FOCUS was written off because it was considered to have no continuing value.

Income Taxes

     The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

Advertising

     The Company periodically places advertisements in newspapers and magazines. Costs of advertising are expensed when paid. Total advertising costs for the years ended June 30, 1998 and 1997 were $52,773 and $197,116, respectively.

Net Loss Per Share

     In February, 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share. SFAS No. 128 simplifies the standards for computing earnings per share ("EPS") and was effective for financial statements issued for periods ending after December 15, 1997, with earlier application not permitted. Upon adoption, all prior EPS data was restated.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------

Net Loss Per Share - Continued

     Basic EPS is determined using net income divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued.

     Since the fully diluted loss per share for fiscal 1998 and 1997 was antidilutive, basic and diluted earnings per share are the same. Accordingly, options to purchase common stock in fiscal 1998 and 1997 of 3,609,200 shares and 2,965,800 shares, respectively, warrants to purchase common stock in fiscal 1998 and 1997 of 1,799,794 and 1,419,500 shares, respectively, common shares potentially issuable upon conversion of convertible debt in fiscal 1998 and 1997 of 70,000 and 1,028,000 shares respectively, and common shares potentially issuable upon conversion of preferred stock existing at the end of fiscal 1998 and 1997 of 1,384,000 and 1,975,000 shares, respectively were not included in the calculation of diluted earnings per common share.

Stock Options

     The Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995, or earlier as permitted. As provided by SFAS No. 123, the Company will continue to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the proforma net loss and earnings per share effect, as if the Company had used the fair value based method prescribed under SFAS No. 123 in Note 14.

New Accounting Standards

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized loss on marketable securities. The Company will be required to implement SFAS No. 130 for its fiscal year 1999.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------

New Accounting Standards - Continued

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company is currently evaluating the operating segment information that it will be required to report. The company will be required to implement SFAS No. 131 for its fiscal year 1999.


NOTE 3 - BUSINESS ACQUISITIONS
------------------------------

     On July 20, 1994, the Company merged with XRF Corporation, (XRF), (a Utah corporation). Through the terms of the merger agreement, XRF, the surviving entity, acquired all of the outstanding common stock of NDS and NDS ceased to exist. The existing stockholders of XRF retained their 1,192,352 shares and the stockholders of NDS received shares of XRF at a ratio of 76.5 to 1 for a total of 1,700,000 shares. Due to majority ownership of the Company after the transaction by NDS stockholders, and XRF's lack of substantial assets, liabilities, or marketable products, the transaction was treated as a reverse acquisition of XRF by NDS using the purchase method for accounting purposes.

     Effective May 8, 1996, Visual Listing, Inc. (a California corporation) became a subsidiary of The Company as part of an agreement in which The Company acquired all of the outstanding shares of VLI in return for 280,000 shares of The Company' common stock valued at $560,000. The acquisition was accounted for as a purchase and resulted in the assumption of net liabilities of $77,696.

     On August 11, 1997, Focus Publications, Inc. (a California corporation) became a division of the Company as part of an agreement in which the Company acquired all of the outstanding shares of FOCUS in return for 20,000 shares of the Company's common stock valued at $50,000. The acquisition was accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $41,000, was recorded as goodwill. During the fourth quarter of fiscal year 1998, the Company amortized an additional $34,000 of the goodwill associated with this purchase.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES
---------------------------------------------

     The Company's investments in marketable securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding losses on such securities, which were subtracted from stockholders' equity during 1998 and 1997 were $700,000 and $330,775, respectively.

     Investments in marketable securities are summarized as follows at June 30:

                                                        Gross                   Gross
                                                      Unrealized              Unrealized               Fair
                                                        Gain                    Loss                   Value
                                                        ----                    ----                   -----
  1998
  ----
Available for sale securities:
     Common Stock, related party               $               -             $ (700,000)        $             -
                                               =================             ==========         ===============

  1997
  ----

Available for sale securities:
     Common Stock                              $               -             $ (330,775)        $       477,225
                                               =================             ==========         ===============


     As of June 30, 1998, the Company has temporarily written down common stock it received as payment for an account receivable on a licensing fee sold to a related party from $700,000 to $-0-. The common stock is classified on the balance sheet as securities available-for-sale at its estimated temporary fair market value of $-0- as of June 30, 1998. The fair market value of $-0- is based on (1) the fact that the related company is in the process of, but has not developed a public market for, its shares as of June 30, 1998, (2) the block held by HomeSeekers is restricted stock which cannot be sold for at least one year after it is acquired, (3) even if the stock were publicly tradeable, the block is too large to sell in a public market at the current time, and (4) the underlying net book value of the related company's stock, after elimination of intercompany transactions, is zero. Should the related company be successful in registering their stock for public trading, the fair market value of the stock held by the Company should increase above the current estimate of -0- currently shown on the balance sheet. However, until a successful registration occurs, no market is available for the Company to sell its current holdings.

     During the year ended June 30, 1997, the Company temporarily wrote down common stock it received as payment for customer leads provided to an unrelated third party from $808,000 to $477,225. The common stock is classified on the balance sheet as securities available-for-sale at its estimated temporary fair market value of $477,225 as of June 30, 1997. The fair market value was based on the trading value of the securities on the public market at June 30, 1997, less a discount due to the lack of marketability of the stock, which was restricted at the time. In October, 1997, the Company sold the restricted stock to an outside party for approximately $745,000, as such, the temporary write down of $330,775 recorded at June 30, 1997 was reversed and a realized loss of $63,125 was recorded.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES - Continued
---------------------------------------------

     Realized gains and losses are determined on the basis of first-in, first-out. During fiscal 1998 and 1997, sales proceeds and gross realized gains and losses on securities classified as available for sale were as follows:

                                                      1998              1997
                                                   ----------          -------

                       Sales Proceeds             $  744,875      $           -
                                                  ==========      =============

                       Gross Realized Losses      $  (63,125)     $           -
                                                  ==========      =============

                       Gross Realized Gains       $        -      $           -
                                                  ==========      =============


NOTE 5 - INVESTMENTS IN LLCs
----------------------------

     Investments in jointly owned limited liability companies in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. Investments consist of the following at June 30:
                                                           Percent Owned
                                                        -------------------
                                                        1998           1997
                                                        ----           ----

                  HomeSeekers/iQualify, LLC             50%              0%
                  RealtySeekers, LLC                    50%              0%
                  ReoSeekers, LLC                       25%              0%

     Following is a summary of financial position and results of operations of limited liability company investees:

                                                                              1998                    1997
                                                                         --------------        ----------------
                  Current Assets                                            $     1,373        $              -
                  Other Assets                                                  450,000                       -
                                                                         --------------        ----------------
                       Total Assets                                         $   451,373        $              -
                                                                         ==============        ================

                  Current Liabilities                                       $    31,626        $              -
                  Members' Equity                                               419,747                       -
                                                                         --------------        ----------------
                       Total Liabilities and Members' Equity$                   451,373        $              -
                                                                         ==============        ================

                   Sales                                                    $    32,489        $              -
                                                                         ==============        ================

                   Net Income (Loss)                                        $   (30,252)       $              -
                                                                         ==============        ================

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 5 - INVESTMENTS IN LLCs - Continued
----------------------------

     During the year ended June 30, 1998, in order to obtain the right to have access to a desktop underwriter program sponsored by Fannie Mae and Freddy Mac, the Company entered into an LLC agreement with a public mortgage company ("Finet") wherein the Company obligated itself to perform certain duties, such as the creation of a Website and the creation of sufficient traffic to the site to generate a certain number of qualified consumer loan leads. In order to secure its obligation to perform these duties, the Company was required to contribute 300,000 shares of its common stock as a capital contribution to the LLC. If the Company fails to meet certain performance criteria outlined in the LLC agreement, and its partner, Finet, has met its performance criteria, then Finet has the right to withdraw from the LLC a pro-rata amount of the 300,000 shares of the Company's stock on an annual basis, limited to 100,000 shares per year. The Company does not consider its investment in the LLC consisting of its own restricted common stock to be a receivable since the ultimate return of the stock cannot be established due to the performance criteria restriction.


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consisted of the following at June 30:

                                                                               1998                    1997
                                                                          --------------          -------------
     Computer Equipment                                                    $    720,671             $   534,240
     Software                                                                   103,528                 100,000
     Furniture and office equipment                                              91,761                  65,758
     Leasehold improvements                                                      13,542                  13,542
     Equipment under capital lease                                               68,976                  68,976
                                                                          -------------           -------------
                                                                                998,478                 782,516
     Less:
         Accumulated depreciation and amortization                             (460,294)               (314,991)
         Accumulated amortization under capital leases                          (47,609)                (33,814)
                                                                          -------------           -------------

                                                                          $     490,575           $     433,711
                                                                          =============           =============

     Depreciation expense for the fiscal years ended June 30, 1998 and 1997 amounted to $332,689 and $263,923, respectively.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 7 - OTHER ASSETS
---------------------

     Other assets consist of the following at June 30:

                                                                                1998                    1997
                                                                           -------------          --------------
     Deposits                                                              $     10,155           $      22,751
     Deposit on proposed purchase of Opticom Corporation                        100,000                       -
     Trademark, net of accumulated amortization of
        $3,281 in 1998 and $2,895 in 1997                                         6,370                   6,756
     Debt issue costs, net of accumulated amortization
       of $6,667 in 1998 and $3,467 in 1997                                       2,933                   6,133
                                                                           ------------           -------------

                                                                           $    119,458           $      35,640
                                                                           ============           =============

NOTE 8 - ACCRUED LIABILITES
---------------------------

     Accrued liabilities consisted of the following at June 30:

                                                                                1998                    1997
                                                                           -------------          -------------
     Accrued payroll and related expenses                                  $    190,495           $     271,877
     Other accrued liabilities                                                  102,475                 220,016
                                                                           ------------           -------------

                                                                           $    292,970           $     491,893
                                                                           ============           =============

NOTE 9 - NOTES PAYABLE
----------------------

     Short-term notes payable consisted of the following amounts at June 30:

                                                                                1998                    1997
                                                                             ----------             -----------
                  Note payable to unrelated third party, interest at 12% per annum, principal and unpaid accrued interest due on or
                  before January 15, 1997, unsecured.                        $        -             $   105,918

                  Note payable to unrelated third party, interest payable
                  monthly at 12% per annum, principal due on May 30, 1997,
                  unsecured.                                                     29,698                  44,698
                                                                            -----------             -----------

                                                                             $   29,698             $   150,616
                                                                            ===========             ===========

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 10 - NOTES PAYABLE TO RELATED PARTIES
------------------------------------------

     Short-term notes payable to related parties consisted of the following amounts at June 30:

                                                                                1998                    1997
                                                                            ------------            -----------
                  Note payable to related parties acquired in acquisition of
                  VLI, interest accrues at annual rates of 16.65% to 18%,
                  principal and unpaid accrued interest due on demand,
                  unsecured.                                                $    31,595             $    37,103

                  Notes payable to officers, interest payable
                  monthly at 10% per annum, principal due
                  October, 1997, unsecured.                                           -                  50,000

                  Notes payable to officers, interest accrues
                  at annual rate of 12%, principal and unpaid
                  accrued interest due on demand, unsecured.                          -                  70,000
                                                                            -----------             -----------

                                                                            $    31,595             $   157,103
                                                                            ===========             ===========

     At June 30, 1998, the weighted average interest rate on all short-term borrowings including related party borrowings was 12%. The Company incurred $12,306 and $94,865 in related party interest expense for the years ended June 30, 1998 and 1997, respectively.


NOTE 11 - CONVERTIBLE REDEEMABLE PROMISSORY NOTES WITH WARRANTS
---------------------------------------------------------------

     During the year ended June 30, 1997, the Company completed a $1,500,000, 60 unit private placement of unsecured convertible redeemable promissory notes with attached redeemable common stock purchase warrants priced at $25,000 per unit. A unit includes a redeemable promissory note and a warrant. At June 30, 1997, the Company had placed 60 units and received $1,500,000.

     Also during the year ended June 30, 1997, the Company commenced and completed a $500,000, 20 unit private placement of unsecured convertible redeemable promissory notes with attached redeemable common stock purchase warrants priced at $25,000 per unit. A unit includes a redeemable promissory note and a warrant. At June 30, 1997, the Company had placed 23.24 units and received $581,000.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 11 - CONVERTIBLE REDEEMABLE PROMISSORY NOTES WITH WARRANTS - Continued
---------------------------------------------------------------

     The notes mature June 1, 1999 and accrue interest at 12% per annum payable semi-annually beginning December 1, 1996. The notes are convertible at the option of the note holder beginning September 15, 1996 at the rate of one share of the Company's common stock per $2 of indebtedness. The notes are redeemable at the option of the Company at the same rate as above at any time subsequent to November 1, 1996 provided that a registration statement covering the shares of common stock issuable upon the conversion of the notes is effective with the Securities and Exchange Commission.

     Each unit also consists of a warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $3 per share at any time prior to June 15, 1998, which was extended until December 15, 1998. The warrants are redeemable at the option of the Company at a price per common share of $0.01 provided that a registration statements covering the shares of common stock issuable upon the exercise of a the Company's common stock is $6 per share for ten (10) consecutive trading days. At June 30, 1998, warrants to purchase 1,040,500 shares of the Company's common stock have been issued to the note holders.

     During the year ended June 30, 1998, convertible debt in the amount of $1,916,000 was exchanged for the Company's common stock at the rate of one share of the Company's common stock for each $2 of indebtedness.

NOTE 12 - COMMITMENTS
---------------------

Leases

     The Company leases its facilities under two non-cancelable operating leases. One facility lease includes an escalation clause based on the consumer price index and is adjusted on an annual basis and has a term of five years. The other facility lease has a term of six years where the monthly rental payment increases annually. The Company also has a service agreement with an internet access provider. The Company's capital leases expired during the current fiscal year. The following is a schedule, by years, of the future minimum lease payments under operating leases, together with the net minimum lease payments as of June 30, 1998.

              Years ending June 30,
                  1999                                      $   230,689
                  2000                                          225,117
                  2001                                          215,924
                  2002                                          210,762
                  2003                                          221,141
                  Thereafter                                    300,245
                                                            -----------

                  Totals                                    $ 1,403,878
                                                            ===========

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 12 - COMMITMENTS - Continued
---------------------

Leases - Continued

     Rental expense for all operating leases was $136,283 and $119,000 for the years ended June 30, 1998 and 1997, respectively. Amortization expense under capital leases was $13,795 and $13,795 for the years ended June 30, 1998 and 1997, respectively.

Employment Agreements

     During May and June of 1996, the Company entered into employment agreements with three officers. The agreements are for a five-year period and call for an annual salary for each officer of $70,000 and an annual bonus of 4% of pre-tax earnings. Effective September 1, 1996, each officer's annual salary increased to $100,000. An additional increase called for in the agreements to $144,000 was effective March 4, 1997. Additionally, in the event of an involuntary termination, each officer is entitled to receive a severance salary equal to 5 years of the annual base pay earned by the officer immediately prior to termination.

     In August, 1997, the Company entered into employment agreements with the former owners of FOCUS. The agreements are for a five-year period and call for an annual salary for each employee of $65,000 and an annual bonus of 25% of pre-tax earnings of FOCUS over $100,000.

Past Due Obligations

     The Company is currently in default under the terms of its notes payable to an outside third party wherein the required payments at the maturity dates of the notes payable in the amount of $29,698 has not been paid. The Company is currently working with its lender to extend the maturity date.

     In addition, the Company is currently delinquent in the payment of employer and employee payroll taxes and a number of accounts payable. The Company is attempting to payoff these outstanding obligations as soon as practicable given its cash flow requirements.

Federal and State Income Tax Returns

     The Company has not filed its federal and state income tax returns since the year ended June 30, 1995. At the current time, the Company is in the process of completing the proper returns to bring all tax filings current.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 13 - STOCKHOLDERS' DEFICIT
-------------------------------

     On July 15, 1997, the Company amended its articles of incorporation regarding authorized shares. The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share, 5,000,000 shares of Class A preferred stock, par value $.001 per share, 200,000 shares of Class B preferred stock, par value $10.00 per share, and 4,800,000 shares of undesignated preferred stock, par value $.001 per share. On the same date, the Company filed a certificate of designation creating a class of 400,000 shares of Class C preferred stock, par value $.001 per share.

Common Stock

     As of June 30, 1998, the Company has reserved a total of 6,862,994 shares of common stock pursuant to outstanding warrants, options, convertible preferred stock and convertible redeemable promissory notes.

     Warrants to purchase 29,507 common shares were exercised during fiscal 1998 at prices averaging $2.11 per share. Options to purchase 141,100 common shares were exercised during fiscal 1998 at an average price of $2.60 per share. Options to purchase 10,000 common shares were exercised during fiscal 1997 at an average price of $2.00 per share.

Redeemable Common Stock Warrants

     In May 1996, and in consideration for assisting the Company in raising at least $2,500,000 in financing which included the convertible redeemable promissory notes (Note 11), the Company entered into a consulting agreement with a partnership to perform business advisory services in exchange for three (3) redeemable warrants to purchase 150,000 shares of common stock each, 50,000 shares of common stock and $50,000. The warrants each have a five year life from the date of issuance and are exercisable at $1.75, $3 and $4 per share. On February 12, 1997, this partnership exercised 150,000 of these warrants at $1.75 per share.

     Warrants for the purchase of common shares that were issued and outstanding as of June 30, 1998 are summarized below:

                       Number of              Exercise             Year of
                       Warrants                Price             Expiration
                       --------                -----             ----------

                         132,993             $ 1.47              1998-2001
                          94,800             2.00-2.50           1999-2001
                       1,372,001             3.00-3.50           1998-2001
                         150,000               4.00                2001
                          50,000               6.00                2000
                    ------------
                       1,799,794
                    ============

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 13 - STOCKHOLDERS' DEFICIT - Continued
-------------------------------

     In March, 1998, the Board of Directors authorized the sale of warrants to purchase 75,000 common shares at $3.00 per share for consideration of $5,000.

     During fiscal 1998, a total of 409,801 warrants expiring on various dates in 1998 through 2001 to purchase common shares at exercise prices of $1.47 to $5.00 were issued to consultants and investors.

Preferred Stock

Series A
--------

     Series A preferred stock has a par value of $.001 and is entitled to a cumulative dividend, when declared, of 15% per annum based upon a value of $2 per share. At the option of the board of directors, each share of stock can be redeemed at $2 per share, or, at the option of the shareholder, each share of stock can be converted to common stock at a rate of two shares of common stock for each share of preferred. Upon conversion to common stock, accumulated dividends shall be paid through the issuance of additional common shares or the payment of cash at the option of the board of directors. Each share of series A preferred stock is entitled to the voting rights of five shares of common stock.

Series B
--------

     Series B preferred stock has a par value of $10.00 and is entitled to a cumulative dividend, when declared, of 9% per annum based upon a value of $10 per share. At the option of the board of directors, each share of stock can be redeemed at $10 per share or can be converted to common stock at a rate of five shares of common stock for each share of preferred. Conversion to common stock cannot occur until at least six months after issuance and if the listed price of the Company's common stock has been at least $3 for at least ten consecutive trading days with an aggregate volume of no less than 20,000 shares. Upon redemption or conversion to common stock, accumulated dividends shall be paid. Each share of Series B preferred stock is not entitled to the voting rights of common stock.

     During fiscal year 1996 and as part of a financing arrangement with a private company (the "Investor"), the Company issued 40,500 shares of Series B convertible preferred stock to the investor for which it received $70,000 in cash, $60,000 in other consideration, and a $275,000 note receivable. Additionally, the Company issued 2,500,000 shares of the Company's common stock to the investor as collateral in exchange for fourteen weekly funding commitments of $135,000 each and a final funding of $110,000, totaling $2,000,000. No funding occurred in conjunction with the funding schedule and the investor defaulted on the agreement. As a result of the default, the Company filed a complaint against the investor whereby it demanded the return of the 2,500,000 shares of common stock and certain of the Series B preferred shares. The investor returned the 2,500,000 shares of common stock and 27,500 shares of Series B preferred shares to the Company. In fiscal 1998, the suit was mediated to a settlement which allowed the Company to reclaim the remaining 13,000 shares of Series B preferred shares in exchange for the issuance of 35,000 shares of common stock.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 13 - STOCKHOLDERS' DEFICIT - Continued
-------------------------------

Preferred Stock - Continued

Series C
--------

     Series C preferred stock has a par value of $.001 and is entitled to a cumulative dividend, payable annually in arrears, of 6% per annum based upon a value of $10 per share. Each share of Series C preferred stock may be converted into common stock at the higher price of $3.00 per share or at a price per share equal to 75% of the average of the closing bid prices of the common stock of the Company for the five trading days preceding the closing of the Company's private offering of Series C preferred stock. Each share of Series C preferred stock is not entitled to the voting rights of common stock.

     At June 30, 1998, there were no outstanding shares of Series B or Series C preferred stock. At June 30, 1997, there were 13,000 outstanding of Series B preferred stock and no outstanding shares of Series C preferred stock.

Dividends

     Due to the conversion of 150,000 shares of Series A preferred stock to common stock in February, 1998, the Company paid dividends in arrears on the converted shares at the rate of $.79 per share. The dividends were paid by the issuance of additional common stock.

     At June 30, 1998, the amounts of dividends in arrears on the 15% cumulative Series A preferred stock were $479,708 (average of $.69 per share).


NOTE 14 - 1996 STOCK OPTION PLAN
--------------------------------

     On October 9, 1996, the Company's Board of Directors ratified a stock option plan under which the Company may grant qualified and non-qualified incentive stock options to employees, directors, and consultants. As part of the provisions of the plan, the Company may grant, but is not obligated to grant options that include reload features. The Company has reserved 5.5 million shares of its common stock for issuance under the plan. Options granted generally have terms from one to five years from the date of grant and generally vest immediately or ratably over their terms. The exercise price of incentive stock options granted under the plan may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. For a person who at the time of the grant owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options granted under the plan may not be less than 110% of the fair market value of the common stock on the date of the grant.

     The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for the plan in 1998 and 1997. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 14 - 1996 STOCK OPTION PLAN - Continued
--------------------------------

                                                                               1998                    1997
                                                                       ----------------         ---------------
     Net Income (Loss)
         As reported                                                       $ (2,795,545)           $ (2,121,906)
                                                                       ================         ===============

         Pro forma                                                         $ (4,544,101)           $ (5,842,768)
                                                                       ================         ===============

     Basic and Diluted Earnings Per Share
         As reported                                                       $      (0.50)           $      (0.53)
                                                                       ================         ===============

         Pro forma                                                         $       (.75)           $      (1.34)
                                                                       ================         ===============


     The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for fiscal 1998 and 1997:

                                                                                1998                    1997
                                                                            ------------            -------------
                  Dividend Yield                                                      0%                      0%

                  Risk-Free Interest Rate                                          5.50%                   8.50%

                  Expected Life                                                1-5 years               1-6 years

                  Expected Volatility                                            115.47%                 100.99%

     Expected lives are equal to the remaining option terms for both years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

     Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $1,748,556 in 1998 and $3,720,862 in 1997.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 14 - 1996 STOCK OPTION PLAN - Continued
--------------------------------

     Following is a summary of the status of options outstanding during the years ended June 30, 1998 and 1997:

                                              YEAR ENDED 6-30-98                              YEAR ENDED 6-30-97
                                              ------------------                              ------------------
                                                       Weighted                                         Weighted
                                                       Average                                          Average
                                                       Exercise                                         Exercise
                                 # of Shares           Price                 # of Shares                Price
                                 -----------           ---------             -----------                --------
Outstanding at July 1             2,965,800         $      2.97               2,040,800            $       2.01
Granted                             867,500                2.65                 980,000                    5.06
Canceled                            (83,000)               4.31                 (30,000)                   6.38
Exercised                          (141,100)               2.60                 (25,000)                   2.00
                                 ----------            --------              ----------                --------

Outstanding at June 30            3,609,200                1.76               2,965,800                    2.97

Options exercisable at
   June 30                        3,512,949                1.76               2,965,800                    2.97

Weighted average fair value
   of options granted during
   1998 and 1997                       2.02                                        3.92

    During the year ended June 30, 1998, the Company repriced certain options held by employees to an exercise price of $1.47, which equaled the fair market value of the Company's common stock on the repricing date. Prior to the repricing, the options had exercise prices ranging from $2.00 to $5.56. As a result of the repricing, the weighted average exercise price for fiscal 1998 was lower than in the prior fiscal year.

     The following table summarizes information regarding stock options outstanding at June 30, 1998:

                                     Outstanding Options                                 Exercisable Options
                                     -------------------                                 -------------------
                                                Weighted
                                                Average
                                                Remaining        Weighted                           Weighted
      Exercise                                 Contractual       Average                             Average
     Price Range              Number            Life           Exercise Price           Number    Exercise Price
     -----------              ------            ----           --------------           ------    --------------
        $ 1.47               2,869,000          4.25 years         $ 1.47             2,781,500       $ 1.47
          1.93                   5,000          2.75 years           1.93                 5,000         1.93
          2.00                 321,700           10 months           2.00               321,700         2.00
          2.62                  62,500          2.83 years           2.62                62,500         2.62
          4.00                 100,000          2.83 years           4.00               100,000         4.00
          4.25                 200,000          2.83 years           4.25               200,000         4.25
          4.37                   1,000          5.5 months           4.37                 1,000         4.37
          4.47                  10,000          2.58 years           4.47                 1,249         4.47
          4.56                  10,000          2.13 years           4.56                10,000         4.56
          5.00                  10,000          4.17 years           5.00                10,000         5.00
          5.12                   5,000          2.17 years           5.12                 5,000         5.12
          5.50                  10,000          1.93 years           5.50                10,000         5.50
          6.50                   5,000            7 months           6.50                 5,000         6.50
                          ------------                                            -------------
                             3,609,200                                                3,512,949
                          ============                                            =============

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

     Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments" ("SFAS No. 107"), requires disclosure of the fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market value information and appropriate methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. Estimated fair values of the Company's financial instruments are as follows:

                                                     1998                                     1997
                                         ----------------------------------     ---------------------------------
                                                              Estimated                              Estimated
                                           Carrying             Fair                Carrying           Fair
                                            Amount             Value                 Amount            Value
                                         -------------       --------------     --------------      -------------
Assets:
     Cash                              $      198,410       $     198,410       $      32,222     $      32,222
     Accounts receivable                      248,172             248,172             584,023           584,023
     Investment in marketable
         securities                                 -                   -             477,225           477,225
     Investment in related party
         stock                                      -                   -                   -                 -
     Investment in LLC's                      450,687             450,687                   -                 -
     Capital leases                                (-)                 (-)            (16,799)          (16,799)
     Notes payable                            (61,293)            (61,293)           (307,719)         (307,719)
     Convertible debt                        (140,000)           (140,000)         (2,056,000)       (2,056,000)

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate such values:

     For cash and cash equivalents, accounts receivable, notes payable, capital leases, and convertible debt, the carrying amount reported in the consolidated balance sheets is considered to be a reasonable estimate of fair value based on interest rates of similar financial instruments in the marketplace.

     For investments in marketable securities, fair values are based on quoted market prices, less a discount for lack of marketability due to restrictions placed on selling the securities for a set period of time, if any.

     For investments in related party stock, fair values are based on quoted market prices. If no market prices are available, fair values are based on the book value of the stock, after considering the effect of related party transactions on stockholders' equity.

     For investments in LLC's, fair values are based on estimated fair values of the underlying assets, most of which equal the carrying amount of the asset.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 16 - INCOME TAXES
----------------------

     Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of June 30, 1998 and 1997 are as follows:

                                                                               1998                     1997
                                                                         --------------          --------------
              Deferred tax assets:
                  Net operating loss carryover                             $  2,682,959           $   1,743,681
                  Deferred revenue                                              401,679                 424,810
                  Amortization of goodwill                                       73,150                  29,760
                  Employee salaries issued in stock                              20,580                  14,175
                  Inventory valuation methods                                    12,928                       -
                  Allowance for bad debts                                         1,544                   1,544
                                                                         --------------           -------------
                                                                              3,192,840               2,213,970
              Deferred tax liabilities
                  Depreciation                                                  (19,594)                 (6,816)
                                                                         --------------           -------------
                                                                              3,173,246               2,207,154
              Less: Valuation allowance                                      (3,173,246)             (2,207,154)
                                                                         --------------           -------------

              Net deferred taxes:                                          $          -           $           -
                                                                         ==============           =============

     The increase in the valuation allowance was $966,091 and $819,167 for the years ended June 30, 1998 and 1997, respectively.

     The Company has available at June 30, 1998, $7,665,598 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2008 to 2013.

     The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                                                1998                     1997
                                                                            -----------              ----------
              Federal benefit expected at statutory rate                    $  (978,441)             $ (742,667)
              Operating losses with no current benefit                          939,278                 360,785
              Taxable deferred revenue                                          (23,131)                359,838
              Amortization of software costs                                          -                 (22,472)
              Depreciation                                                      (12,778)                (14,627)
              Goodwill                                                           43,425                  29,759
              Employee salaries issued in stock                                   6,405                  14,175
              Inventory valuation methods                                        12,927                       -
              Allowance for bad debts                                                 -                   1,545
              Non-deductible expenses                                            12,315                  13,664
                                                                            -----------             -----------

                                                                            $         -              $        -
                                                                            ===========             ===========

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


NOTE 17 - RELATED PARTY TRANSACTIONS
------------------------------------

Receivables from Related Parties

     The Company has outstanding at June 30, 1998 and 1997, amounts due from related parties as follows:

                                                                               1998                     1997
                                                                           ------------             -----------
         Trade receivables due from related parties                        $    181,771            $    508,197
         Advances due from employees                                             11,518                  17,469
                                                                           ------------            ------------

                                                                            $   193,289             $   525,666
                                                                           ============            ============

Payables to Related Parties

     The Company had outstanding at June 30, 1998 and 1997, amounts due to related parties as follows:

                                                                               1998                     1997
                                                                           ------------             -----------
         Notes payable to related parties acquired in
           acquisition of VLI                                             $      31,595             $    37,103
         Notes payable to officers                                                    -                 120,000
                                                                          -------------             -----------

                                                                          $      31,595             $   157,103
                                                                          =============             ===========

     During the years ended June 30, 1998 and 1997, the Company incurred $12,306 and $94,865 in related party interest expense.

Investments in Related Party Stock

     During the fiscal year ended June 30, 1998, the Company accepted the settlement of an outstanding account receivable with WebQuest International ("WebQuest"), a company related by common shareholders, in the amount of $700,000 by receipt of 700,000 shares of restricted common stock of WebQuest. At June 30, 1998, a writedown to the estimated fair market value of the investment, expected to be temporary in nature, was recorded for the entire amount of $700,000. The account receivable was related to the sale of a software license to WebQuest, which has been recorded as deferred income until collectiblity is assured.

Revenues

     During the fiscal years ended June 30, 1998 and 1997, the Company received revenues from related parties in the amounts of $215,297 and $300,000, respectively.

                              HOMESEEKERS.COM, INC.
                          (FORMERLY NDS SOFTWARE, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997

NOTE 17 - RELATED PARTY TRANSACTIONS - Continued
------------------------------------

Deferred Revenue

     In accordance with Statements of Position 97-2 and 91-1, the Company has deferred revenue received from WebQuest in the amount of $700,000 for the sale of a software license due to collectibility issues. Since the collectibility of this revenue relates to the 700,000 shares of WebQuest restricted common stock that the Company accepted as payment on the license fee, and the probability of the collection of cash from the ultimate sale of this stock cannot be determined as of this date, the revenues related to this sale are recognized on the basis of cash received.

NOTE 18 - LIABILITIES SUBJECT TO COMPROMISE
-------------------------------------------

     Prior to the fiscal year ended June 30, 1998, the Company had an unsecured trade creditor account payable in the amount of $46,750, which represented advances of equipment received from a customer as part of a joint venture with the Company. No request for payment or return of the equipment has been received by the Company to date, and none is expected. The reduction of this liability resulted in an extraordinary gain of $46,750 for the year ended June 30, 1998.

NOTE 19 - SUBSEQUENT EVENTS
---------------------------

Equity & Debt Transactions

     During July and August 1998, convertible debt holders converted $85,000 of the Company's outstanding debt into 42,500 shares of common stock.

     During August 1998, warrant holders exercised warrants to purchase 112,500 shares of common stock for $281,250.

     During August and September 1998, Company Officers exercised stock options to purchase 108,875 shares of common stock for $160,046.

     During September 1998, the Company issued 20,000 shares of common stock to complete the August 1997 acquisition of FOCUS Publications.

Acquisition

     On August 4, 1998 the Company purchased certain assets of Genstar Media ("Genstar"), an Internet web site sales and production company for 50,000 shares of common stock. Genstar's products have been integrated into the Company's product offerings and their employees have been merged into the Company's sales staff.