Form 10QSB
period 1998-09-30
HOMESEEKERS COM INC
filed 1998-11-19
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)
{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998
                                        ------------------

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

                                YES X  NO_____
                                   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 7,806,039 shares as of September 30, 1998


                              HOMESEEKERS.COM, INC.
              Form 10-QSB for the quarter ended September 30, 1998

--------------------------------------------------------------------------------
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
--------------------------------------------------------------------------------
Part I.           Financial Information

Item 1.           Financial Statements:                                                       Page
                                                                                              ----
                  Consolidated Balance Sheets as of September 30, 1998
                  and June 30, 1998                                                              3

                  Consolidated Statements of Operations for the three
                  months ended September 30, 1998 and 1997                                       5

                  Consolidated Statements of Cash Flows for the three
                  months ended September 30, 1998 and 1997                                       6

                  Notes to the Financial Statements                                              8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10

Part II           Other Information

Item 1            Legal Proceedings                                                              11

Item 2            Changes in Securities and Use of  Proceeds                                     11

Item 3            Defaults upon Senior Securities                                                11

Item 4            Submission of Matters to a Vote of Security Holders                            11

Item 5            Other Information                                                              11

Item 6            Exhibits and Reports on Form 8-K                                               11

                  SIGNATURES                                                                     11

                              HOMESEEKERS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             UNAUDITED                 AUDITED
                                                                            September 30,              June 30,
                                                                                1998                     1998
                                                                           ------------           -------------
                                     ASSETS
Current Assets
     Cash                                                                 $    227,728             $    198,410
     Accounts receivable, net of allowance for uncollectible
         accounts of $4,413 as of 9/30/98 and 6/30/98                           99,633                   54,883
     Accounts receivable, related parties                                       39,112                  193,289
     Inventories                                                                27,569                   16,712
     Prepaid expenses                                                           24,766                   13,120
     Investments, related party stock, net of valuation
         allowance of $700,000 as of 9/30/98 and 6/30/98                              -                       -
                                                                          -------------            ------------
         Total Current Assets                                                   418,808                 476,414


Investments in LLCs                                                             450,132                 450,687
Property and equipment, net                                                     488,799                 490,575
Goodwill, net of accumulated amortization of $349,587
     as of 9/30/98 and $317,701 as of 6/30/98                                   539,824                 361,359
Other assets                                                                    212,940                 119,458
                                                                          -------------            ------------
         Total Assets                                                      $  2,110,503             $ 1,898,493
                                                                          =============            ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                                      $    422,685             $   323,918
     Accrued liabilities                                                        294,943                 292,970
     Notes payable                                                               29,698                  29,698
     Notes payable - related parties                                             66,595                  31,595
     Deferred revenue                                                         1,211,620               1,147,654
                                                                          -------------            ------------
         Total Current Liabilities                                            2,025,541               1,825,835
                                                                          -------------            ------------

                                        3


                              HOMESEEKERS.COM, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                             UNAUDITED               AUDITED
                                                                           September 30,             June 30,
                                                                                1998                   1998
                                                                           ------------           -------------
Long-Term Liabilities
     Note Payable, due on September 30, 2003, interest
     payable monthly at 14% per annum, secured by
     the Company's WebQuest stock                                               250,000                       -

     Convertible Debt                                                            55,000                 140,000
                                                                          -------------            ------------

Total Long-Term Liabilities                                                     305,000                 140,000
                                                                          -------------            ------------

Stockholders' Deficit
     Series A convertible preferred stock, $0.001
         par value, 5,000,000 shares authorized; 692,000
         shares issued and outstanding at September 30,
         1998 and at June 30, 1998                                                  692                     692
     Series B convertible preferred stock, $10.00 par
         value, 200,000 shares authorized; 0 shares issued
          and outstanding at September 30, 1998 and at
         June 30, 1998                                                                -                       -
     Series C convertible preferred stock, $10.00 par
         value, 400,000 shares authorized; 0 shares
         issued.                                                                      -                       -
     Common stock; $.001 par value, 50,000,000 shares
         authorized; 7,806,039 shares and 7,460,703
         shares issued and outstanding at September 30,
         1998 and at June 30, 1998, respectively                                  7,806                   7,461
     Additional paid in capital                                              11,922,715              11,112,776
     Dividends on Series A convertible preferred stock                         (118,725)               (118,725)
     Accumulated deficit                                                    (11,332,526)            (10,369,546)
     Unrealized loss on securities                                             (700,000)               (700,000)
                                                                          -------------            ------------
         Total Stockholders' Deficit                                          ( 220,038)                (67,342)
                                                                          -------------            ------------

         Total Liabilities and Stockholders'
              Deficit                                                      $  2,110,503            $  1,898,493
                                                                          =============            ============

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                               1998                   1997
                                                                          --------------        ---------------
Revenues:
     Web Sites and Web Pages                                               $    174,452          $       75,612
     Advertising                                                                133,306                  51,850
     Programming, Support and License Fees (1)                                   41,568                  21,525
     Other                                                                       25,284                  15,159
                                                                           ------------          --------------
         Total Revenues                                                         374,610                 164,146

Cost of Sales                                                                    83,878                  53,612
                                                                           ------------          --------------

     Gross Profit                                                               290,732                 110,534

Operating Expenses                                                            1,247,371                 683,895
                                                                           ------------          --------------

Net Loss from Operations                                                       (956,639)               (573,361)

Other Income (Expense)
     Interest expense                                                            (6,005)                (47,481)
     Other                                                                         (335)                   (332)
                                                                           ------------          --------------

Loss Before Provision for Income Taxes                                         (962,979)               (621,174)

Provision for Income Taxes                                                            -                       -
                                                                           ------------          --------------

     Net Loss                                                                  (962,979)               (621,174)

Other Comprehensive Income, Net of Tax:
     Unrealized loss on securities                                                    -                (700,000)
                                                                           ------------          --------------

     Net Comprehensive Loss                                                 $  (962,979)           $ (1,321,174)
                                                                           ============          ==============



     Basic and Diluted Net Loss per Common Share                            $      (.14)           $       (.13)
                                                                           ============          ==============

     Shares Used in Computing Basic and Diluted
         Share Data                                                           7,594,810               4,879,129
                                                                           ============          ==============



(1) Programing, Support and License Sales include net sales to related parties of $18,955 and $21,000 for the three months ending September 30, 1998 and 1997, respectively.

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                                 1998                    1997
                                                                             -----------             -----------
Cash Flows From Operating Activities
     Net Loss                                                                $ (962,979)             $ (621,174)
                                                                             ----------              ----------
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                      83,560                  68,998
              Allocated loss on investments                                         555                       -
              Common stock issued for employee compensation                      16,052                  46,779
              Common stock issued for interest                                      587                  27,983
              Changes in assets and liabilities net of effect from
                  purchase of Genstar
                     Trade receivables                                          109,427                 (51,775)
                     Inventories                                                (10,857)                      -
                     Prepaid expenses                                           (11,646)                 (5,000)
                     Other assets                                               (44,378)                  5,000
                     Accounts payable                                            98,767                 (66,631)
                     Accrued liabilities                                         51,973                 (36,376)
                     Deferred revenue                                            63,965                  83,699
                                                                             ----------              ----------
                        Net adjustments                                         358,005                  72,677
                                                                             ----------              ----------
                           Net Cash Used in Operating Activities               (604,974)               (548,497)
                                                                             ----------              ----------

Cash Flows From Investing Activities
     Purchase of property and equipment                                         (34,353)                (44,615)
     Issuance of note receivable                                                (50,000)                      -
                                                                             ----------              ----------
                           Net Cash Provided (Used) in
                               Investing Activities                             (84,353)                (44,615)
                                                                             ----------              ----------

Cash Flows From Financing Activities
     Principal payments on capital lease obligations                                  -                  (6,846)
     Proceeds from notes payable - related parties                               40,000                  78,000
     Payments on notes payable - related parties                                 (5,000)                (98,000)
     Proceeds from notes payable                                                250,000                 250,000
     Payments on notes payable                                                        -                 (28,210)
     Net proceeds from sale of common stock                                     448,645                 473,900
     Deferred offering costs paid                                               (15,000)                      -
                                                                             ----------              ----------
                           Net Cash Provided by Financing Activities            718,645                 668,844
                                                                             ----------              ----------

Net (Decrease) Increase in Cash                                                  29,318                  75,732

Cash at Beginning of Period                                                     198,410                  32,222
                                                                             ----------              ----------

Cash at End of Period                                                        $  227,728              $  107,954
                                                                             ==========              ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                1998                    1997
                                                                            ------------            -----------

     Cash paid for interest                                                 $     1,134              $   47,271
                                                                            ===========              ==========

     Cash paid for income taxes                                             $         -              $        -
                                                                            ===========              ==========

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1998
----

During the quarter ended September 30, 1998, accrued liabilities in the amount of $50,000 were satisfied by the issuance of 20,000 shares of the Company's common stock.

During the quarter ended September 30, 1998, $85,000 of debt was converted into 42,500 shares of the Company's common stock.

1997
----

During the quarter ended September 30, 1997, the Company issued 15,937 shares of its common stock in exchange for goods and services.

Accrued interest in the amount of $77,267 was satisfied by the issuance of 22,659 shares of the Company's common stock.

During the quarter ended September 30, 1997, $1,505,252 of debt was converted into 752,626 shares of the Company's common stock.

The Company established a valuation allowance of $700,000 for certain marketable securities during the quarter ended September 30, 1997 due to the inability to establish a market value of the securities.

The Company deferred certain revenues in the amount of $291,667 during the quarter ended September 30, 1997 due to collectibility issues.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

     HomeSeekers.com, Incorporated (the "Company") is a leading provider of online consumer real estate information on the Internet through its Web site at homeseekers.com. The Company's Web site provides listings for approximately 660,000 homes constituting the second largest group of residential real estate listings ("listings") on the Internet. Listings are obtained from various multiple listing services and from realty firms. The Web site maintains listings in 27 states and Mexico.

     The Company also offers desktop software products used by real estate professionals to manage information, contacts and listings.

     The accompanying consolidated financial statements are prepared in accordance with the instructions to Form 10-QSB, are unaudited and do not include all the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

NOTE 2 - FINANCING REQUIREMENTS
-------------------------------

       In order to finance the operating loss for the three months ending September 30, 1998, the Company raised $449,000 through the sale of equity at an average price per share of $1.98 and obtained two loans totaling $290,000 at an average annual interest rate of 14%. $40,000 of these loans were from a major stockholder.

     The Company has not yet generated significant revenues and has funded its operations primarily through the issuance of equity. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that additional funding will be available to the Company, or if available, can be obtained on terms favorable to or affordable by the Company. The Company's management expects to raise additional capital in 1998-99 and to continue to develop the Company's operations around its products. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

NOTE 3 - ACQUISITION OF GENSTAR MEDIA
-------------------------------------

     In order to enhance the Company's sale of Web sites to real estate agents, on August 4, 1998, the Company acquired the customer list and certain other assets of Genstar Media ("Genstar"), a recently formed company engaged in the sale of Web sites to real estate agents. Genstar's customer list includes approximately 1,600 Web site customers. In connection with this acquisition, the Company engaged the principal officer and shareholder of Genstar, and certain of its other employees, as employees of the Company. The purchase price for the assets acquired was 50,000 shares of the Company's common stock, and the Company agreed to issue additional shares having a market value of up to $200,000, based upon revenues generated from the purchased assets. The Company also loaned the sellers $50,000, the repayment of which is secured by the stock issued by the Company.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - ACQUISITION OF GENSTAR MEDIA (Continued)
------------------------------------------------

     This acquisition was accounted for by the purchase method and Genstar's results of operations from August 5 on were included in the Company's results of operations. Goodwill in the amount of $210,350 was booked for this acquisition and is being amortized over five years.

     Due to the recognition of Web site revenues over twelve months, the Company's results of operations for the three months ending September 30, 1998 were not materially affected by the acquisition of Genstar. Accordingly, separate disclosure of Genstar's revenues, operating results and operating results per share have not been disclosed.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Total revenues of $375,000 for the three months ended September 30, 1998, increased 128% or $210,000 over the same period in 1997 due to increased sales of Web pages and Web sites to real estate agents and due to increased advertising revenues.

Operating expenses of $1,247,000 for the three month period ended September 30, 1998 ("Q1 FY99") were up $563,000, or 82% over the same period in 1997 ("Q1 FY98") due primarily to an increase in employees from 31 to 61 and a corresponding increase in compensation expense ($386,000 in 1997 and $783,000 in 1998). These employees were added primarily in the sales, sales support and programming functions to increase Company sales, to support the Company's homeseekers.com Internet site and to develop and upgrade the Company's software products.

Interest expense of $6,000 reflects a decrease of 87% from 1997 interest expense. This decrease results from the conversion into common stock of $2,056,000 in convertible debt after Q1 FY98 and prior to Q1 FY99.

Net loss for Q1 FY99 of $963,000 or $(.14) per share increased $342,000 from the net loss of $621,000 or $(.13) per share for Q1 FY98. The increase in net loss is primarily due to higher operating expenses outpacing higher revenues and lower interest expense.

Liquidity and Capital Resources
Net cash used in operations during Q1 FY99 of $605,000 was financed by additional equity sales in the amount of $449,000 and through two new loans totaling $290,000.

The Company will require additional capital to fund its business plan. The Company plans to privately offer up to $6 million in shares of common stock. This offering is anticipated to be completed in Q2 FY99. In the event the offering is not successfully completed, additional funding will be required in order to implement the Company's business plan. There is no assurance that additional funding can be obtained on favorable terms.

Impact of the Year 2000
The Company's internally developed software products are all year 2000 compliant. The Company's computers and critical computer software used to operate the business are all year 2000 compliant. The Company is currently determining the extent to which it may be impacted by customers' and vendors' failure to remedy their own year 2000 issues.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

None

Item 2   Changes in Securities and Use of  Proceeds

None

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

None


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.


HomeSeekers.com, Inc.
(Registrant)

/s/ Greg Johnson                                    /s/ Scott Berry
-----------------------------                       --------------------------
Greg Johnson                                        Scott Berry
Chief Executive Officer                             Chief Financial Officer


Dated:   November 19, 1998