Form 10QSB
period 1998-12-31
HOMESEEKERS COM INC
filed 1999-02-05
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)

{X}      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended December 31, 1998
                                        -----------------

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________________to________________

Commission File Number: 0-23835
                        -------

                              HOMESEEKERS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

           Nevada                                               87-0397464
-------------------------------                            -------------------
(State or other jurisdiction of                               (IRS Employer
 Incorporation or organization)                            Identification No.)

                 2241 Park Place, Suite E, Minden, NV 89423-8602
                 -----------------------------------------------
                    (Address of Principal executive offices)

Issuer's telephone number, including area code:     (775) 782-2977
                                                    --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

                               YES  X    NO_____
                                   ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 11,894,528 shares as of January 31, 1999.

                              HOMESEEKERS.COM, INC.
               Form 10-QSB for the quarter ended December 31, 1998

--------------------------------------------------------------------------------
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
--------------------------------------------------------------------------------
Part I.           Financial Information

Item 1.           Financial Statements:                                                        Page
                                                                                               ----
                  Consolidated, Condensed Balance Sheets as of
                  December 31, 1998 and June 30, 1998                                            3

                  Consolidated, Condensed Statements of Operations
                  for the three months and six months ended
                  December 31, 1998 and 1997                                                     5

                  Consolidated, Condensed Statements of Cash Flows for
                  the six months ended December 31, 1998 and 1997                                6

                  Notes to the Consolidated, condensed Financial Statements                      8

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                            10

Part II           Other Information

Item 1            Legal Proceedings                                                              13

Item 2            Changes in Securities and Use of  Proceeds                                     13

Item 3            Defaults upon Senior Securities                                                13

Item 4            Submission of Matters to a Vote of Security Holders                            13

Item 5            Other Information                                                              13

Item 6            Exhibits and Reports on Form 8-K                                               13

                  SIGNATURES                                                                     14

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                              December 31,            June 30,
                                                                                 1998                  1998
                                                                                 ----                  ----
                                                      ASSETS

Current Assets
     Cash                                                                   $    221,453            $   198,410
     Accounts receivable, net of allowance for uncollectible
         accounts of $4,413                                                    2,323,058                 54,883
     Accounts receivable, related parties                                         87,137                193,289
     Note receivable from employee                                                50,000                    -0-
     Inventories                                                                     -0-                 16,712
     Prepaid expenses                                                             47,700                 13,120
                                                                            ------------           ------------
         Total Current Assets                                                  2,729,348                476,414

Investments, related party stock, net of valuation
     allowance of $700,000 as of 12/31/98 and 6/30/98                                -0-                    -0-
Property and equipment, net                                                      546,888                490,575
Goodwill, net of accumulated amortization of $395,495
     as of 12/31/98 and $317,701 as of 6/30/98                                   493,915                361,359
Other assets                                                                     578,769                570,145
                                                                            ------------           ------------
         Total Assets                                                       $  4,348,920            $ 1,898,493
                                                                            ============           ============


                                       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Accounts payable                                                       $    652,440            $   323,918
     Accrued liabilities                                                         477,941                292,970
     Note payable                                                                 27,698                 29,698
     Notes payable - related parties                                             558,595                 31,595
     Deferred revenue                                                          3,134,114              1,147,654
                                                                             -----------            -----------
         Total Current Liabilities                                             4,850,788              1,825,835
                                                                             -----------            -----------


See notes to consolidated, condensed financial statements.

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                            December 31,              June 30,
                                                                              1998                      1998
                                                                              ----                      ----
Long-Term Liabilities
     Note Payable                                                               250,000                     -0-

     Convertible Debt                                                            30,000                 140,000
                                                                          -------------          --------------

Total Long-Term Liabilities                                                     280,000                 140,000
                                                                          -------------          --------------

Stockholders' Deficit
     Series A convertible preferred stock, $0.001 par
         value, 5,000,000 shares authorized; 657,000
         shares and 692,000 shares issued and outstanding
         at December 31, 1998 and at June 30, 1998, respectively                    657                     692
     Common stock; $.001 par value, 50,000,000 shares
         authorized; 7,924,329 shares and 7,460,703
         shares issued and outstanding at December 31,
         1998 and at June 30, 1998, respectively                                  7,924                   7,461
     Additional paid in capital                                              11,991,313              11,112,776
     Dividends on Series A convertible preferred stock                         (161,933)               (118,725)
     Accumulated deficit                                                    (11,919,829)            (10,369,546)
     Unrealized loss on securities                                             (700,000)               (700,000)
                                                                          -------------          --------------
         Total Stockholders' Deficit                                           (781,868)                (67,342)
                                                                          -------------          --------------

         Total Liabilities and Stockholders'
              Deficit                                                     $   4,348,920          $    1,898,493
                                                                          =============          ==============

     See notes to consolidated, condensed financial statements.

                              HOMESEEKERS.COM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                                         Three Months Ended                        Six Months Ended
                                                            December 31,                             December 31,
Revenues:                                               1998              1997                 1998               1997
                                                        -----             ----                -----               ----
Web Sites and Web Pages                            $    253,778     $    114,799            $   428,230     $    190,411
Prospect Revenues                                       651,299          254,316                656,031          254,316
Advertising                                              56,299           46,790                189,605           98,640
Programming, Support and License Fees (1)                93,255            3,781                134,823           25,305
Other                                                    12,979           13,108                 33,531           28,268
                                                  -------------     ------------           ------------     ------------
       Total Revenues                                 1,067,610          432,794              1,442,220          596,940

Cost of Sales                                           132,696           50,817                216,575          104,429
                                                  -------------     ------------           ------------     ------------
     Gross Profit                                       934,914          381,977              1,225,645          492,511

Operating Expenses                                    1,532,264        1,002,040              2,779,635        1,685,935
                                                  -------------     ------------           ------------     ------------
Net Loss from Operations                               (597,350)        (620,063)            (1,553,990)      (1,193,424)

Other Income (Expense)
     Interest expense                                   (15,408)         (43,195)               (21,412)         (90,677)
     Other                                               25,455              742                 25,120              410
                                                  -------------     ------------           ------------     ------------
Loss Before Provision for Income Taxes                 (587,303)        (662,516)            (1,550,282)      (1,283,691)
Provision for Income Taxes                                  -0-              -0-                    -0-               -0-
                                                  -------------     ------------           ------------     ------------
     Net Loss                                          (587,303)        (662,516)            (1,550,282)      (1,283,691)

Other Comprehensive Income, Net of Tax:
Increase in market value of marketable securities           -0-          330,775                    -0-          330,775
                                                  -------------     ------------           ------------     ------------

     Net Comprehensive Loss                        $   (587,303)     $  (331,741)           $(1,550,282)    $   (952,916)
                                                  =============     ============           ============     ============

Basic and Diluted Net Loss per Common                   $  (.08)          $ (.12)                $ (.22)          $ (.26)
                                                  =============     ============           ============     ============
Shares Used in Computing Basic and
Diluted Share Data                                    7,852,662        5,789,022              7,726,043        5,334,075
                                                  =============     ============           ============     ============


(1) Programing, Support and License Sales include net sales to related parties of $48,955 and $11,700 for the six months ending December 31, 1998 and 1997, respectively.

See notes to consolidated, condensed financial statements.

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

                                                                                 1998                    1997
                                                                             -----------             ----------
Cash Flows From Operating Activities
     Net Loss                                                               $(1,550,282)            $(1,283,691)
                                                                             ----------              ----------
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                     186,065                 138,230
              (Gain) loss on asset sales                                        (53,544)                    -0-
              Allocated loss on investments                                         555                     -0-
              Common stock issued for employee compensation                      27,407                  46,779
              Common stock issued for interest                                      587                  35,658
              Changes in assets and liabilities net of effect from
                  purchase of Genstar
                     Accounts receivable                                     (2,162,909)                 11,735
                     Inventories                                                 16,712                   2,951
                     Prepaid expenses                                           (34,580)                 (6,941)
                     Other assets                                               (10,085)                 (1,094)
                     Accounts payable                                           328,522                 106,982
                     Accrued liabilities                                        234,971                (138,244)
                     Deferred revenue                                         1,986,460                (211,550)
                                                                           ------------           -------------
                        Net adjustments                                         520,161                 (15,494)
                                                                           ------------           -------------
                           Net Cash Used in Operating Activities             (1,030,121)             (1,299,185)
                                                                           ------------           -------------

Cash Flows From Investing Activities
     Purchase of property and equipment                                        (151,639)                (70,550)
     Proceeds from asset sales                                                   57,040                     -0-
     Deposit refunds                                                                -0-                   5,000
     Payment of acquisition deposit                                                 -0-                (100,000)
     Issuance of note receivable                                                (50,000)                    -0-
                                                                           ------------           -------------
                           Net Cash Used in
                               Investing Activities                            (144,599)               (165,550)
                                                                           ------------           -------------

Cash Flows From Financing Activities
     Principal payments on capital lease obligations                                -0-                 (12,259)
     Proceeds from notes payable - related parties                              535,000                 128,000
     Payments on notes payable - related parties                                 (8,000)               (138,000)
     Proceeds from notes payable                                                250,000                 250,000
     Payments on notes payable                                                   (2,000)                (28,210)
     Net proceeds from sale of common stock                                     490,555               1,291,000
     Deferred offering costs paid                                               (67,792)                    -0-
                                                                           ------------           -------------
                           Net Cash Provided by Financing Activities          1,197,763               1,490,531
                                                                           ------------           -------------

Net Increase in Cash                                                             23,043                  25,796

Cash at Beginning of Period                                                     198,410                  32,222
                                                                           ------------           -------------

Cash at End of Period                                                       $   221,453             $    58,018
                                                                           ============           =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
                                                                                1998                    1997
                                                                           ------------            ------------

     Cash paid for interest                                                 $     7,387              $   62,144
                                                                           ============            ============

     Cash paid for income taxes                                             $       -0-              $      -0-
                                                                           ============            ============


See notes to consolidated, condensed financial statements.

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE SIX MONTHS ENDED DECEMBER 31,

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1998
----

     During the six months ended December 31, 1998, accrued liabilities in the amount of $50,000 were satisfied by the issuance of 20,000 shares of the Company's common stock.

     During the six months ended December 31, 1998, $110,000 of debt was converted into 55,000 shares of the Company's common stock.

     During the six months ended December 31, 1998, a stockholder converted 35,000 shares of Series A preferred stock into 70,000 shares of the Company's common stock.

     During the six months ended December 31, 1998, the Company paid accumulated dividends on the converted shares of Series A preferred stock by the issuance of 20,290 shares of the Company's common stock.

     During the six months ended December 31, 1998 50,000 shares of the Company's common stock were issued to acquire certain assets of a company in a purchase transaction valued at $225,000.

1997
----

     During the six months ended December 31, 1997, the Company issued 18,237 shares of its common stock in exchange for goods and services.

     Accrued interest in the amount of $77,267 was satisfied by the issuance of 22,659 shares of the Company's common stock.

     During the six months ended December 31, 1997, 1,658,500 of debt was converted into 829,250 shares of the Company's common stock.

     During the quarter ended December 31, 1997, 45,000 shares of Series A preferred stock were issued in exchange for satisfaction of a note payable in the amount of $87,708.

     During the quarter ended December 31, 1997, the Company reversed the allowance on marketable securities recorded in the prior year in the amount of $330,775 to reflect current market value prior to their sale. In addition, the Company established a valuation allowance of $700,000 for certain marketable securities during the quarter ended September 30, 1997 due to the inability to establish a market value of the securities.

     The Company deferred certain revenues in the amount of $291,667 during the quarter ended September 30, 1997 due to collectibility issues.

                              HOMESEEKERS.COM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS
--------------------------------

     HomeSeekers.com, Incorporated (the "Company") is a leading provider of online consumer real estate information on the Internet through its Web site at homeseekers.com. The Company's Web site provides listings for approximately 670,000 homes constituting the second largest group of residential real estate listings ("listings") on the Internet. Listings are obtained from various multiple listing services and from realty firms. The Web site maintains listings in 27 states and Mexico.

     The Company also offers desktop software products used by real estate professionals to manage information, contacts and listings.

     The accompanying consolidated, condensed financial statements as of December 31, 1998 and for the three months and six months ended December 31, 1998 and 1997 are unaudited. These financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial statements and in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of results of operations for a full year.

NOTE 2 - FINANCING REQUIREMENTS
-------------------------------

       In order to finance operations for the six months ending December 31, 1998, the Company raised $491,000 from the proceeds from the exercise of stock warrants and options, and obtained loans totaling $785,000 at an average annual interest rate of 13%. $535,000 of these loans were from related parties at market rates of interest.

     The Company has not yet generated revenues sufficient to cover operating expenses and has funded its operations primarily through the issuance of equity and debt. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. During January 1999 the Company raised $12 million through the sale of common stock to accredited investors pursuant to Rule 506 of Regulation D. This equity transaction is a significant step to fund the Company's business plan. Ultimately, however, the Company will need to achieve profitable operations in order to continue as a going concern.

NOTE 3 - LIMITED LIABILITY COMPANY ("LLC")
------------------------------------------

     On January 16, 1998 the Company formed a LLC with an unrelated company to develop a new Internet Web site. The Company owns 50% of this LLC. The Company accounts for this investment based on the equity method. Through December 31, 1998 there has been no activity in this LLC, therefore there has been no impact on the earnings of the Company.

                              HOMESEEKERS.COM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - ACQUISITION OF GENSTAR MEDIA
-------------------------------------

     In order to enhance the Company's sale of Web sites to real estate agents, on August 4, 1998, the Company acquired the customer list and certain other assets of Genstar Media ("Genstar"), a recently formed company engaged in the sale of Web sites to real estate agents. Genstar's customer list includes approximately 1,600 Web site customers. In connection with this acquisition, the Company engaged the principal officer and shareholder of Genstar, and certain of its other employees, as employees of the Company. The purchase price for the assets acquired was 50,000 shares of the Company's common stock valued at $225,000 based on the current market value of the stock. The Company agreed to issue additional shares having a market value of up to $200,000, based upon revenues generated from the purchased assets. The Company also loaned the sellers $50,000, the repayment of which is secured by the stock issued by the Company.

     This acquisition was accounted for by the purchase method and Genstar's results of operations from August 5, 1998 on were included in the Company's results of operations. The purchase price was allocated $14,650 to tangible assets and $210,350 to goodwill. Goodwill is being amortized over five years.

     Due to the recognition of Web site revenues over twelve months, the Company's results of operations for the six months ended December 31, 1998 were not materially affected by the acquisition of Genstar.

NOTE 5 - NOTES PAYABLE
----------------------

     During the three months ended December 31, 1998 the Company borrowed $445,000 from related parties and $50,000 from unrelated parties to fund operations. Interest on the notes average 13% per annum. All but $5,000 of these notes were paid in January 1999.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

     During January 1999, the Company raised $12 million through the sale of common stock, netting the company approximately $10.6 million after deducting commissions of approximately $1.2 million and other offering expenses. The Company used $1.5 million of these proceeds to retire debt, accounts payable and accrued liabilities. The balance of the proceeds will be used primarily for working capital, for strategic business acquisitions and to fund increases in sales and marketing operations.

     During January 1999, as a condition of this equity transaction, holders of 95% of the outstanding Series A Convertible Preferred Stock ("Preferred Stock") converted their shares into common stock of the Company. It is expected that the balance of the Preferred Stock will be converted into common stock during the quarter ending March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTHS ENDED DECEMBER 31, 1998 TO THE SIX MONTHS ENDED DECEMBER 31, 1997.

Total revenues of $1,442,000 for the six months ended December 31, 1998 increased 142% or $845,000 over the same period in 1997 due to increased sales of Web pages and Web sites to real estate agents; increased Internet prospect sales, including $400,000 for Internet leads to one customer; increased advertising revenues and increased custom programming revenues.

Cost of sales increased 108% from $104,000 for the six months ended December 31, 1997 to $217,000 for the six months ended December 31, 1998. This increase was due primarily to increased MLS board royalties and Genstar Web Site third-party hosting fees. The company has developed its internal Web site software since the acquisition of Genstar Media in August 1998. This move is expected to increase Genstar Web site gross margins starting in January 1999. MLS board royalties are expected to increase in the future proportional to increases in Web Page revenues.

Operating expenses of $2,780,000 for the six months ended December 31, 1998 represent an increase of $1,094,000, or 65% over the same period in 1997 due primarily to increases in sales and marketing expenses and software programming expenses. Beginning in January 1998 the Company has expanded dramatically the channels through which it sells Web Sites and Web pages.

Interest expense of $21,000 during the six months ending December 31, 1998 reflects a decrease of 77% from the same period during 1997. This decrease resulted primarily from the conversion of convertible debt into common stock.

The net loss for the six months ending December 31, 1998 of $1,550,000 or $(.22) per share increased $597,000 from the net loss of $1,284,000 or $(.26) per share for the corresponding six months in 1997. The increase in net loss was due primarily to increases in sales and marketing expenses preceding increases in corresponding revenues.

COMPARISON OF THE THREE MONTHS ENDED DECEMBER 31, 1998 TO THE THREE MONTHS ENDED DECEMBER 31, 1997.

Total revenues of $1,068,000 for the three months ended December 31, 1998 increased 147% or $635,000 over the same period in 1997 due to increased sales of Web pages and Web sites to real estate agents, increased Internet prospect sales and custom programming revenues.

Cost of sales increased by 161% from $51,000 for the three months ended December 31, 1997 to $133,000 for the three months ended December 31, 1998. This increase was due primarily to increased MLS board royalties and Genstar Web site third-party hosting fees. The Company has developed its internal Web site software since the acquisition of Genstar Media in August 1998. This move is expected to increase Genstar Web site gross margins starting in January 1999. MLS board royalties are expected to increase in the future proportional to increases in Web Page revenues.

Operating expenses of $1,532,000 for the three months ended December 31, 1998 represent an increase of $530,000, or 53% over the same period in 1997 due primarily to increases in sales and marketing expenses and software programming expenses. Beginning in January 1998 the Company has expanded dramatically the channels through which it sells Web Sites and Web pages.

Interest expense of $15,000 reflects a decrease of 65% from the 1997 $ 43,000 interest expense. This decrease resulted from the conversion of convertible debt into common stock.

The Company spun off its FOCUS Publications business unit during November 1998, resulting in a one-time net gain on sale of $26,000.

The net loss for the three months ending December 31, 1998 of $587,000 or $(.08) per share decreased $76,000 from the net loss of $663,000 or $(.12) per share for the corresponding three months in 1997. The decrease in net loss was due to a higher rate of increase in revenues than in expenses.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the cash flow statements for the six months ending December 31, 1998 and 1997, the Company's operations have not generated sufficient cash flows to meet the on-going cash needs of the Company. The Company has generated the additional cash required to fund its operations through the proceeds from the exercise of stock warrants and options.

During January 1999 the Company raised $12 million through the sale of common stock to accredited investors pursuant to Rule 506 of Regulation D. This sale netted the Company approximately $10.6 million in cash, after deducting commissions of approximately $1.2 million and other offering expenses. The results of this stock sale are not included in the accompanying financial statements.^

Net cash used in operations during the six months ending December 31, 1998 of $1,030,000 was financed primarily from the proceeds from the exercise of stock warrants and options of $491,000, and through additional loans totaling $785,000. These loans were obtained from unrelated entities in the amount of $250,000 and from related parties in the amount of $535,000. All loans pay market rates of interest averaging 13% per annum. This compares to net cash used in operations during the six months ending December 31, 1997 of $1,299,000. This cash deficit was financed primarily from the sale of common stock, including $192,000 for the exercise of stock warrants and options.

In October 1998 the Company entered into a technology alliance with an unrelated entity whereby the Company shall receive payments totaling $2,000,000 through November 1999. At December 1998 the Company has included $250,000 of these amounts in revenues, $1,875,000 in accounts receivable and $1,750,000 in deferred revenue.

Cash outflows from investing activities during the six months ending December 31, 1998 included $152,000 for the purchase of capital assets, primarily computer equipment and software; and a $50,000 loan made to the owner of Genstar Media upon the acquisition of this business. Cash inflows included $57,000 from the sale of Focus publications business unit in November 1998.

Significant investment cash outflows during the six months ended December 31, 1997 included $71,000 for capital assets, primarily computer equipment, and the payment of a $100,000 deposit for the purchase of a business.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

The Company has developed two software products, HS Passport and Realty 2000 Net
98. Realty 2000 Net 98 has been upgraded to be year 2000 compliant, and the Company is currently in the process of upgrading HS Passport to be year 2000 compliant.

The Company's personal computers, network servers and purchased computer software used to operate the business are all year 2000 compliant, due to the recent purchase of, or upgrade to these software and hardware tools.

The Company is currently determining the extent to which it may be impacted by customers' and vendors' failure to remedy their own year 2000 issues. At this time, the Company has not found any material deficiencies in significant vendor's and customer's computer operations. It has been determined that the multiple listing services real estate listings that the Company pulls to its homeseekers.com Internet site will not be materially affected by the year 2000 dating problem.

The Company does not anticipate that the financial impact of the year 2000 issues described above will have a material adverse effect on our business, financial condition or results of operations.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

None

Item 2   Changes in Securities and Use of  Proceeds

Information in response to the requirements of this Item is disclosed above, in
PART I, Item 2., under the Liquidity and Capital Resources section.

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



Dated:   February 5, 1999