Form 10QSB
period 1999-03-31
HOMESEEKERS COM INC
filed 1999-05-03
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB


(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
          ____________________to________________

Commission File Number: 0-23835

                              HOMESEEKERS.COM, INC.
        (Exact name of small business issuer as specified in its charter)

Nevada                                                     87-0397464
(State or other jurisdiction of                           (IRS Employer
Incorporation or organization)                             Identification No.)

                 2241 Park Place, Suite E, Minden, NV 89423-8602
                    (Address of Principal executive offices)

Issuer's telephone number, including area code:           (775) 782-2977
                                                          --------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.)

                                  YES X NO_____


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 13,897,062 shares as of April 27, 1999.

                              HOMESEEKERS.COM, INC.
                Form 10-QSB for the quarter ended March 31, 1999

--------------------------------------------------------------------------------
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT

Part I.           Financial Information

Item 1.           Financial Statements:                                   Page
--------------------------------------------------------------------------------

                  Consolidated, Condensed Balance Sheets as of
                  March 31, 1999 and June 30, 1998                         3

                  Consolidated, Condensed Statements of  Operations
                  for the three months and nine months ended
                  March 31, 1999 and 1998                                  5

                  Consolidated, Condensed Statements of Cash Flows for
                  the nine months ended March 31, 1999 and 1998            6

                  Notes to Consolidated, Condensed Financial Statements    8

Item 2.           Management's Discussion and Analysis or Plan of
                  Operations                                               11

Part II           Other Information

Item 1            Legal Proceedings                                        15

Item 2            Changes in Securities and Use of Proceeds                15

Item 3            Defaults upon Senior Securities                          15

Item 4            Submission of Matters to a Vote of Security Holders      15

Item 5            Other Information                                        15

Item 6            Exhibits and Reports on Form 8-K                         15

                  SIGNATURES                                               15

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                 March 31,            June 30,
                                                   1999                 1998
                                                -----------         ------------

                                     ASSETS

Current Assets
     Cash ......................................     $ 8,831,948     $   198,410
     Accounts receivable, net of
         allowance for uncollectible
         accounts of $22,843 and $4,413 ........       1,664,653          54,883
     Accounts receivable, related parties ......          94,712         193,289
     Note receivable from employee .............          50,000             -0-
     Inventories ...............................             -0-          16,712
     Prepaid expenses ..........................         179,153          13,120
                                                     -----------     -----------
         Total Current Assets ..................      10,820,466         476,414

Investments, related party stock, net of
     valuation allowance of $0 and $700,000 ....         300,000             -0-
Property and equipment, net ....................         879,587         490,575
Licensed technology deposit ....................         450,000             -0-
Goodwill, net of accumulated amortization
     of $417,739 and $317,701 ..................         471,672         361,359
Other assets ...................................         489,450         570,145
                                                     -----------     -----------
         Total Assets ..........................     $13,411,175     $ 1,898,493
                                                     ===========     ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
     Accounts payable                                $  269,749      $   323,918
     Accrued liabilities                                118,219          292,970
     Notes payable                                        5,000           29,698
     Convertible debt                                    30,000              -0-
     Notes payable - related parties                        -0-           31,595
     Deferred revenue                                 2,695,454        1,147,654
                                                     ----------       ----------
         Total Current Liabilities                    3,118,422        1,825,835
                                                     ----------       ----------

See notes to consolidated, condensed financial statements.

                                                             (Continued)

                              HOMESEEKERS.COM, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Continued)


                                                        March 31,       June 30,
                                                          1999            1998
                                                       ---------       --------
Long-Term Liabilities
   Convertible Debt                                           -0-        140,000

Stockholders' Equity (Deficit)
   Class A, Series A convertible preferred
       stock, $0.001 par value, 5,000,000
       shares authorized; zero shares and
       692,000 shares issued and outstanding                  -0-            692
   Common stock; $.001 par value, 50,000,000
       share authorized; 13,487,976 and 7,460,703
       shares issued and outstanding                       13,488          7,461
   Additional paid in capital                          23,638,622     11,112,776
   Dividends on Series A convertible preferred stock     (713,915)     (118,725)
   Accumulated deficit                                (12,645,442)  (10,369,546)
   Unrealized loss on securities                               -0-     (700,000)
                                                       -----------    ----------
       Total Stockholders's Equity (Deficit)            10,292,753      (67,342)
                                                       -----------    ----------
       Total Liabilities and Stockholders'
            Equity (Deficit)                          $ 13,411,175 $   1,898,493
                                                      ============ =============

See notes to consolidated, condensed financial statements.

                              HOMESEEKERS.COM, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                               Three Months Ended         Nine Months Ended
                                    March 31,                March 31,
                               ------------------        -----------------

Revenues:                        1999         1998       1999          1998
                                 ----         ----       ----          ----
Web Sites and Web Pages ..... $ 323,052     $ 132,389 $  751,281    $ 322,799

Prospect Revenues ...........   255,310       254,359    911,342      508,865

Advertising .................    53,341        79,949    242,946      178,589

Programming, Support
  and License Fees (1) ......   490,557        24,650    625,380       48,086

Other .......................     7,398        89,848     40,929      119,796
                               --------     ---------   --------      -------

     Total Revenues .......   1,129,658       581,195  2,571,878    1,178,135

Cost of Sales ...............   127,679       109,228    344,254      213,657
                              ---------     ---------  ---------     -------

     Gross Profit ........... 1,001,979       471,967  2,227,624      964,478

Operating Expenses .......... 1,994,994     1,123,880  4,774,629    2,809,636
                              ---------     ---------  ---------   ----------

Loss from Operations ........  (993,015)     (651,913)(2,547,005)  (1,845,158)

Other Income (Expense)

     Interest expense .......    (6,785)      (13,265)   (28,197)    (100,112)

     Interest income ........    74,307            79     74,571          250

     Gain on sale of assets .   200,000            -0-    225,975          -0-

     Other ..................     1,119       (11,208)        -0-      (11,085)
                              ---------     ---------    --------    ----------

Loss Before Provision
  for Income Taxes ..........  (724,374)     (676,307) (2,274,656)   (1,956,105)

Provision for Income Taxes ..     1,240           -0-       1,240            55
                               --------      --------   ---------    ----------

     Net Loss ...............  (725,614)     (676,307) (2,275,896)   (1,956,160)

Unrealized Gain (Loss) on
Securities,  Net of Tax         700,000      (369,225)    700,000      (369,225)
                               --------      --------   ---------     ---------

     Net Comprehensive Loss   $ (25,614)  $(1,045,532) $(1,575,896)  (2,325,385)
                              =========== ============ ===========   ==========

Basic and Diluted Net
Loss per Common Share         $    (.11)   $     (.12)     $  (.32)     $ (.37)
                                   ====          ====         ====      ======

Shares Used in Computing Basic
and Diluted Share Data       11,506,886      6,366,231    8,974,221   5,676,280
                             ==========      =========    =========   =========

(1) Programming, Support and License Fees Revenues include net revenues to related parties of $425,600 and $18,900 for the three months ending March 31, 1999 and 1998, and $460,935 and $39,900 for the nine months ending March 31, 1999 and 1998, respectively.

                              HOMESEEKERS.COM, INC.
                CONSOLIDATED, CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,


                                                                                        1999            1998
                                                                                   ------------    ------------
Cash Flows From Operating Activities
     Net Loss ..................................................................   $ (2,275,896)   $ (1,956,160)
                                                                                   ------------    ------------
     Adjustments to reconcile net loss
       to net cash used in operating activities
            Depreciation and amortization ......................................        278,890         217,651
            (Gain) loss on sale of marketable
              securities (Loss) on sale of fixed assets ........................       (200,000)         63,125
            Forfeit purchase deposit ...........................................        (53,544)           (300)
            Common stock issued for goods and services .........................        100,000            --
            Common stock issued for employee compensation ......................         78,587         131,724
            Increase in bad debt allowance .....................................         27,407          46,779
            Changes in assets and liabilities net of
              effect from purchase of FOCUS ....................................         18,430            --

            Accounts receivable
            Inventories ........................................................     (1,529,623)        (57,825)
                                                                                         16,712         (52,749)
            Prepaid expenses ...................................................       (166,033)        (14,604)
            Accounts payable ...................................................        (54,169)        (39,845)
            Accrued liabilities ................................................       (124,751)       (171,922)
            Deferred revenue ...................................................      1,547,800        (284,234)
                                                                                   ------------    ------------
               Net adjustments .................................................        (60,294)       (162,200)
                                                                                   ------------    ------------
                  Net Cash Used in
                    Operating Activities .......................................     (2,336,190)     (2,118,360)
                                                                                   ------------    ------------

Cash Flows From Investing Activities
     Purchase of property and equipment ........................................       (554,022)       (131,846)
     Technology license deposit ................................................       (450,000)           --
     Net cash received on purchase of FOCUS ....................................           --             2,134
     Proceeds from securities sales ............................................        600,000         744,875
     Proceeds from fixed asset sales ...........................................         57,040             300
     Deposit ...................................................................           --          (100,000)
     Issuance of note receivable ...............................................        (50,000)           --
     Net change in other assets ................................................        (21,995)         (3,108)
                                                                                   ------------    ------------
                  Net Cash (Used) Provided in
                    Investing Activities .......................................       (418,977)        512,355
                                                                                   ------------    ------------

Cash Flows From Financing Activities
     Principal payments on capital lease obligations ...........................           --           (16,799)
     Proceeds from notes payable - related parties .............................        685,000         118,000
     Payments on notes payable - related parties ...............................       (716,595)       (188,028)
     Proceeds from notes payable ...............................................        250,000         259,901
     Payments on notes payable .................................................       (274,698)       (285,000)
     Common stock for cash .....................................................     11,535,370       1,805,477
     Offering costs paid .......................................................        (90,372)           --
                                                                                   ------------    ------------

                  Net Cash Provided by Financing Activities ....................     11,388,705       1,693,551
                                                                                   ------------    ------------

Net Increase in Cash ...........................................................      8,633,538          87,546

Cash at Beginning of Period ....................................................        198,410          32,222
                                                                                   ------------    ------------

Cash at End of Period ..........................................................   $  8,831,948    $    119,768
                                                                                   ============    ============

                                                                                                     (Continued)

                              HOMESEEKERS.COM, INC.
                CONSOLIDATED, CONDENSED STATEMENTS OF CASH FLOWS
                       FOR THE NINE MONTHS ENDED MARCH 31,
                                   (Continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                 1999                  1998
                                               ----------           ---------

     Cash paid for interest                    $ 11,464           $   118,287
                                               ========             ==========

     Cash paid for income taxes                $  1,240           $         --
                                               ========             ==========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1999

The Company reduced the valuation allowance on certain securities classified as available-for-sale in the amount of $700,000.

The Company issued common stock in exchange for (1) $110,000 in convertible debt, (2) payment of $595,190 in dividends on Preferred Class A stock, and (3) conversion of all remaining Preferred Class A stock to common stock.

1998

The Company reduced the valuation allowance on certain securities classified as available-for-sale in the amount of $330,775.

The Company issued stock to vendors in exchange for reductions of accounts payable in the amount of $51,982.

The Company issued common stock in exchange for (1) $1,678,500 in convertible debt, (2) payment of $118,725 in dividends on Preferred Class A stock, (3) funding of its $450,000 investment in an LLC, and (4) conversion of certain Preferred Class A stock.

The Company received common stock in a related entity in exchange for payment on an account receivable of 700,000 shares at $1 apiece, or $700,000. Additionally, the Company increased the valuation allowance on these securities classified as available-for-sale in the amount of $700,000.

The Company purchased all the outstanding stock of FOCUS by issuing 20,000 shares of common stock in exchange for $8,086 in assets and $1,585 in liabilities.


See notes to consolidated, condensed financial statements.

                              HOMESEEKERS.COM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the three and nine-month periods ended March 31, 1999, are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998, as well as the Company's Quarterly Reports on Form 10-QSB for the quarters ended September 30, 1998 and December 31, 1998.


NOTE 2 - NEW ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 130,"Reporting Comprehensive Income," and SFAS No. 131, "Segment Information." Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income.

         The Company adopted SFAS No. 130 "Reporting Comprehensive Income" on July 1, 1998. The only difference between "net earnings" and "comprehensive income" for the Company is the impact from unrealized gains and losses on investments.

         Operating segments, as defined by SFAS No. 131, are components of an enterprise for which financial information is available and evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. This financial information is required to be reported on the basis that it is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and that adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

                              HOMESEEKERS.COM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


NOTE 3 - CHANGE IN ESTIMATE

         In January 1998, the Company licensed certain technology to WebQuest International, Inc. ("WebQuest"), a related party, for $700,000. During the fiscal year ended June 30, 1998 the Company accepted 700,000 shares of WebQuest common stock as settlement of this $700,000 receivable. At March 31, 1998, a write-down to the estimated fair market value of this stock investment was recorded for the entire amount of $700,000. The related $700,000 in revenue was capitalized into deferred revenue from April 1, 1998, until the quarter ending March 31, 1999, where $400,000 of the $700,000 was recognized as revenue as explained below.

         During the quarter ending March 31, 1999, the Company sold 400,000 shares of the WebQuest Common Stock, for $600,000 or $1.50 per share. The Company recognized $400,000 of deferred revenue as Programming, Support and License Fees revenue and a $200,000 Gain on the Sale of Assets. The current estimate of fair market value for the remaining 300,000 shares of WebQuest common stock is $300,000, therefore the valuation allowance related to the WebQuest common stock has been reduced to zero and the gain in the valuation allowance is shown as a component of "Net Comprehensive Income". As of March 31, 1999, the balance in deferred revenue related to WebQuest License Fees is $300,000.

NOTE 4 - LICENSED TECHNOLOGY

         During February 1999, the Company entered into discussions with a mortgage company to develop a new loan center on the homeseekers.com Web Site. The Company paid a $450,000 non-refundable deposit as collateral to the Mortgage Company to develop and maintain the mortgage loan center. Once operational, this technology will allow homebuyers to access a loan center while viewing homes at the Company's Web site.

NOTE 5 - EQUITY TRANSACTIONS

         During the three months ending March 31, 1999, the Company raised gross proceeds of $12 million through the sale of common stock to accredited investors pursuant to Rule 506 of Regulation D. As a condition to this equity transaction, holders of 100% of the outstanding Class A, Series A Convertible Preferred Stock converted their shares into common stock. Cumulative preferred stock dividends were also paid in the form of common stock.

                              HOMESEEKERS.COM, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - YEAR 2000 CONTINGENCY

         The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" Issue and is developing an implementation plan to resolve the issue. The Year 2000 is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 may have a material impact on the operations of the Company. Additionally, if the Company's customers or vendors are unable to resolve such processing issues in a timely manner, it could result in material financial risk.


NOTE 7 - SUBSEQUENT EVENTS

         During April 1999, the Company raised $1.65 million through the sale of 250,000 shares of common stock at $6.60 per share. The purchasers were considered to be accredited or otherwise qualified investors based on their financial resources and knowledge of investments. In addition, each of the investors were provided with information and had access to relevant information concerning the Company. Accordingly, the issuance of the shares is exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4 (2), Section 4 (6), and/or Rule 506 of Regulation D. The proceeds from the sale of common stock will be used primarily for working capital, for strategic business acquisitions and to fund increases in sales and marketing operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the Company's level of operation and financial condition. This discussion should be read with the consolidated, condensed financial statements appearing in Part I, Item 1 of this report.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED MARCH 31, 1999 TO THE NINE MONTHS ENDED MARCH 31, 1998.

Total revenues of $2,572,000 for the nine months ended March 31, 1999 increased 118% or $1,394,000 over the same period in fiscal 1998 due primarily to increased sales of Web sites to real estate agents; increased Internet prospect sales and recognition of a portion ($400,000) of a one-time software license fee from a related entity.

Cost of sales increased $130,000, or 61% from $214,000 for the nine months ended March 31, 1998 to $344,000 for the nine months ended March 31, 1999. This increase was due primarily to increased Genstar Web Site third-party hosting fees. The Company has developed its internal Web site software since the acquisition of Genstar Media in August 1998. As a result, Genstar Web site gross margins are expected to increase starting in April 1999.

Operating expenses of $4,775,000 for the nine months ended March 31, 1999 represent an increase of $1,965,000, or 70% over the same period in fiscal 1998 due to increases in sales and marketing expenses ($889,000 increase), administration costs ($621,000 increase) and software programming expenses ($455,000 increase). Beginning in January 1998 the Company expanded the channels through which it sells Web Sites and, during February and March 1999, has invested in the infrastructure to improve its R2000 software product and homeseekers.com Internet site.

Interest expense of $28,000 during the nine months ending March 31, 1999 reflects a decrease of $72,000, or 71% from the same period during fiscal 1998. This decrease resulted primarily from the conversion of convertible debt into common stock.

The Company started generating interest income during the nine months ending March 31, 1999 from the cash raised in the January and February 1999 $12 million equity offering. The $75,000 of interest income was generated during February and March 1999.

The $226,000 gain on the sale of assets for the nine months ending March 31, 1999 resulted from the sale of WebQuest common stock ($200,000) and from the spin off of the FOCUS Publications business unit during November 1998 ($26,000).

The net loss for the nine months ending March 31, 1999 of $2,276,000 or $(.32) per share increased $320,000 from the net loss of $1,956,000 or $(.37) per share for the corresponding nine months in fiscal 1998. The increase in net loss was due primarily to increases in operating expenses exceeding increases in revenues. The decrease in the loss per common share is the result of a greater number of common shares outstanding during the nine months ending March 31, 1999 than the corresponding prior year period.

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1999 TO THE THREE MONTHS ENDED MARCH 31, 1998.

Total revenues of $1,130,000 for the three months ended March 31, 1999 increased 95% or $549,000 over the same period in fiscal 1998 due primarily to increased sales of Web sites to real estate agents (an increase of $191,000) and due to recognition of a portion ($400,000) of a one-time software license fee from a related entity.

Operating expenses of $1,995,000 for the three months ended March 31, 1999 represent an increase of $871,000, or 78% over the same period in fiscal 1998. During February and March 1999, to increase revenues, the Company started investing in infrastructure to improve its R2000 software product and the homeseekers.com Internet site. The Company also hired several new salesmen to increase Web site revenues.

The Company started generating interest income during the three months ending March 31, 1999 from the cash raised in the January and February 1999 $12 million equity offering. The $74,000 of interest income was generated during February and March 1999.

The $200,000 gain on the sale of assets for the three months ending March 31, 1999 resulted from the sale of WebQuest common stock.

The net loss for the three months ending March 31, 1999 of $726,000 or $(.11) per share increased by $50,000 from the net loss of $676,000 or $(.12) per share for the corresponding three months in fiscal 1998. The increase in net loss was due to a higher rate of increase in operating expenses, as discussed above, than the increase in revenues.

LIQUIDITY AND CAPITAL RESOURCES

As reflected in the consolidated statements of cash flows for the nine months ending

March 31, 1999 and 1998, the Company's operations have not generated sufficient cash flows to meet the on-going cash needs of the Company. The Company has generated the additional cash required to fund its operations primarily through the proceeds from private placement offerings to accredited investors and through the exercise of stock warrants and options.

During January and February 1999 the Company raised $12 million through the sale of common stock to accredited investors pursuant to Rule 506 of Regulation D. This sale netted the Company approximately $10.6 million in cash, after deducting commissions of approximately $1.2 million and other offering expenses.

Net cash used in operations during the nine months ending March 31, 1999 of $2,336,000 was financed primarily from the sale of common stock to accredited investors. This compares to net cash used in operations during the nine months ending March 31, 1998 of $2,118,000. This cash deficit was financed primarily from the sale of common stock to accredited investors.

In October 1998 the Company entered into a technology alliance with an unrelated entity which calls for the Company to receive payments totaling $2,000,000 through January 2000. As of March 31, 1999 the Company had earned, and received $500,000 of the $2 million and included this amount in revenue; the $1,500,000 balance has been included in accounts receivable and deferred revenue as of March 31, 1999.

Cash outflows from investing activities during the nine months ending March 31, 1999 included the purchase of $472,000 of tangible assets comprised primarily of computer equipment and computer software, $450,000 for a deposit payment on the purchase of a technology license to develop a loan center on the Company's homeseekers.com Internet site and $82,000 in leasehold improvements for the Company's new operations center located in Brea, California. Cash inflows included $600,000 from the sale of WebQuest International, Inc. common stock in March 1999.

Cash inflows from investing activities during the nine months ended March 31, 1998 included $745,000 received for the sale of 202,000 shares of Finet Holdings, Inc. common stock that was received as payment for services rendered.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS

STATE OF READINESS: The Company recognizes the need to ensure its operations will not be adversely impacted by the inability of the Company's systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk.

The Company is currently addressing the risk, with respect to the availability and integrity of its financial systems and the reliability of its operating systems, and is in the process of communicating with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. At this time, the Company has not found any material deficiencies in significant vendor's or customer's computer operations. The Company's Realty 2000 product has been upgraded to be year 2000 compliant. Additionally, it has been determined that the multiple listing services real estate listings that the Company aggregates on its homeseekers.com Internet site will not be materially affected by the Year 2000 dating problem.

COSTS ASSOCIATED WITH THE YEAR 2000 ISSUE: Though a thorough budget has not been prepared, the Company believes that the costs for evaluating and addressing Year 2000 issues relating to its internal and commercial software and hardware to be less than $100,000. This statement is forward-looking and subject to risks and uncertainties. No assurances can be given that, if an effective readiness plan can be designed and implemented or that costs can be held to this level. Costs to address Year 2000 issues with third parties have not been estimated, though the Company expects that a substantial portion of such costs would be borne by the respective third parties.

RISKS OF YEAR 2000 ISSUES: The Company is not aware of any specific issues which would have a material effect on its operations, liquidity or financial condition, but can make projections of reasonably likely, "worst case" scenarios which could have such an effect. An interruption of Internet or telecommunications services for an extended period of time would prevent the Company from providing service to a substantial portion of its customers, resulting in a material loss of revenue. A protracted "crash" of the Company's internal networking and operating software would also result in a material loss of revenue as well as an interruption of research and development activities. This scenario could also result in the Company's financial systems to not operate properly, which could hinder its ability to collect revenue and comply with financial reporting requirements. However, at this time, the Company does not anticipate that the financial impact of the Year 2000 issues will have a material adverse effect on our business, financial condition, or results of operations.

CONTINGENCY PLANS: At the present time the Company does not have a formal contingency plan in the event it does not complete all phases of its Year 2000 efforts. The Company plans to evaluate the status of its progress and determine if such a plan is necessary.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings
None

Item 2   Changes in Securities and Use of Proceeds

During January and February 1999, the Company raised $12 million through the sale of common stock to accredited investors pursuant to Rule 506 of Regulation
D. This sale netted the company approximately $10.6 million after deducting commissions of approximately $1.2 million and other offering expenses. The securities were sold through Sunrise Securities Corporation and Boenning & Scattergood, Inc., as placement agents. The Company used $1.5 million of these proceeds to retire debt, accounts payable and accrued liabilities during the three months ending March 31, 1999. The balance of the proceeds will be used primarily for working capital, for strategic business acquisitions and to fund increases in sales and marketing operations.


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

Dated:   May 3, 1999