Form 10KSB
period 1999-06-30
HOMESEEKERS COM INC
filed 1999-09-09
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


                 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the fiscal year ended June 30, 1999

                        Commission file number 000-23835

                         HomeSeekers.com, Incorporated
                         -----------------------------
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


                                 (775) 782-2977
                                 --------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.   $ 3,419,000.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

Based on the closing price of the common stock quoted on the OTC Bulletin Board as reported on August 31, 1999 ($8.38), the aggregate market value of the 14,143,009 shares of the common stock held by the persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $118,518,415. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative or the amount which could be obtained for such shares of common stock.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 31, 1999: 15,205,778.

This report contains a total of 80 pages.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

         Other than historical and factual statements, the matters and items discussed in this Annual Report on Form 10-KSB are forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from the results discussed in the forward-looking statements. Certain factors that could contribute to such differences are discussed with the forward-looking statements throughout this report.

General

         Our Company is known as HomeSeekers.com, Incorporated and we are a leading provider of online residential real estate information for use by homebuyers, real estate agents, mortgage and title insurance companies and other individuals. Through HomeSeekers(TM) (HomeSeekers), our proprietary Internet product available at www.HomeSeekers.com, or through HomeSeekers/CityNet(TM) (HomeSeekers/CityNet), our proprietary Intranet product, users can search for a home within a specified geographical area and with desired features such as number of bedrooms and baths, security, and other added features and apply for a mortgage and title insurance.

         Currently, public access to residential real estate has taken many forms on the Internet. There are numerous sites on the Internet that advertise homes for sale. Brokerage chains and others have developed their own web sites. Individually owned and operated franchises and individual real estate agents have also created their own web sites. City based web sites are carrying a subset of real estate listings. However, the quality of the data presented on certain of these web sites is highly selective and not comprehensive. We believe we have developed a quality database upon which we can build in order to provide nationwide residential real estate information.

         The products and services offered by us can generally be classified as internet marketing services for real estate agents, real estate agent productivity tools or other products and services. During 1999 we consider that we operate in one business segment because of the related nature of these products and services. Our current products and services include 1) HomeSeekers(TM) and HomeSeekers/CityNet(TM) products, 2) Realty 2000(R) (R2K), a desktop software productivity package targeted to real estate agents, 3) MLS2000(TM) (MLS2K), an Internet-based multiple listing system that is projected to enable real estate agents to access real estate listings via the Internet, instead of through traditional dial-up access systems, 4) regional real estate data publishing for consumers, 5) custom technical services and 6) various strategic alliances.

         Our administrative office is located at 2241 Park Place, Suite E, Minden, Nevada 89423; telephone (775) 782-2977. We also maintain branch offices at 2800 Saturn Street, Brea, California 92621; telephone (714) 993-4295 and at 6490 S. McCarran Blvd., Suite 28, Reno, Nevada; telephone (775) 827-6886. Our fiscal year end is June 30.

Background

         Nevada Data Systems, Inc. (Nevada Data), a predecessor of our company, was incorporated under the laws of the State of Nevada on October 28, 1987, and in February 1989, changed its name to NDS Software. From 1987 through 1994, Nevada Data engaged in the development and marketing of Realty 2000(R), a proprietary software package providing real estate customer and property database information for use by realtors. In 1994, Nevada Data introduced HomeSearch 2000, an Internet search database permitting users to identify property meeting the users' specifications. HomeSearch 2000 was the precursor to our HomeSeekers/CityNet(TM) product.

         XRF Corporation (XRF), a predecessor of our company, was organized under the laws of the State of Utah on January 31, 1983 under the name of Aurora Energy, Inc. From inception until 1989, XRF was involved in the portable X-ray fluorescent spectrometer business. During 1987 and 1988 XRF also provided engineering services and contract manufacturing operations. From 1989 until 1992 XRF sought out a different business to operate, and from 1992 until 1994, was involved in medical transcription correspondence training.

         In July 1994, Nevada Data merged with and into XRF, and changed its name to NDS Software, Inc. (NDS). Prior to the time of the merger, XRF had disposed of its business operations and at the time of the merger was not engaged in revenue producing activities.

         NDS was incorporated under the laws of the State of Nevada on September 28, 1994, as a wholly owned subsidiary of XRF. On October 4, 1994, XRF merged with and into NDS. References in this Registration Statement to our company include its predecessors Nevada Data and XRF and NDS. Effective July 1, 1998, we changed our name to HomeSeekers.com, Incorporated.

         On May 8, 1996, we acquired 100% of the outstanding capital stock of Visual Listings, Inc. (VLI), a California corporation organized in 1992. VLI developed HomeSeekers(TM), our proprietary Internet product that enables potential homebuyers to view all homes for sale in a subscribing Multiple Listing Service (MLS) geographic area. VLI was acquired in exchange for 280,000 shares of our common stock.

         In August 1998, we acquired the customer list and certain other assets of Genstar Media, a recently formed company engaged in the sale of web sites to real estate agents. In connection with this acquisition, we engaged the principal officer and shareholder of Genstar Media, and certain of its other employees, as our employees. The purchase price for the assets acquired was 50,000 shares of our common stock.

         On May 28, 1999, we acquired all of the outstanding shares of Holloway Publications, Inc. (HPI), an Indiana corporation for 150,872 shares of our common stock. HPI was founded in 1991, and is a publisher of real estate listing magazines, including "Homes and Condos", with circulation primarily in the Midwestern United States.


The Industry and Market

         The emergence and acceptance of the Internet is fundamentally changing the way that consumers and businesses communicate, obtain information, purchase goods and services and transact business. Because of its size, fragmented nature and reliance on the exchange of information, the real estate industry is particularly well suited to benefit from the Internet. We provide real estate professionals, consumers and the real estate industry with online access to home listings and access to providers of ancillary services including home mortgages and home disclosure information. Additionally, we are complementing our Internet-based services by providing real estate listings in print media, desktop software for real estate agents, MLS systems and data aggregation services.

         The real estate industry is a large sector of the United States economy. A significant industry has evolved around helping consumers as they navigate through the real estate purchase or rental process. A substantial network of support services and products exists to assist consumers in all facets of the real estate transaction.

         When buying or selling real estate, consumers require a variety of products and services. The real estate transaction offers service providers and retailers the opportunity to target consumers. Service providers and retailers of these products need an effective mechanism to reach consumers who are most interested in their offerings. We offer a centralized location where providers of ancillary products and services can advertise their offerings to a target group of consumers who are engaged in the real estate process.

Business Strategy

         Our business strategy is to provide high quality, comprehensive, and reliable products and services that present to consumers and real estate professionals a comprehensive up-to-date national database of residential real estate listings and complementary services. In order to achieve these goals, we have and plan to continue to enter into agreements with MLS systems and realtors in major real estate markets. We also plan to expand the number of local, regional and national companies advertising on the HomeSeekers(TM) and HomeSeekers/CityNet(TM) databases. We anticipate that we will require additional funds to finance our growth, including hiring additional marketing, sales and support personnel to help generate additional revenue. There is no assurance that additional funding will be available to us on favorable terms, or at all.

         We believe that our primary competitive advantage is our products and services offered. Our opinion is that we have a wider suite of services and products for the realtor, broker, MLS, and real estate consumers than any other Internet site.

Products and Services

Overview

         The products and services offered by us can generally be classified as internet marketing services for real estate agents, real estate agent productivity tools or other products and services. Our current products and services include 1) HomeSeekers(TM) and HomeSeekers/CityNet(TM) products, 2) Realty 2000(R) (R2K), a desktop software productivity package geared to real estate agents, 3) MLS2000(TM) (MLS2K), an Internet-based multiple listing system that is projected to enable real estate agents to access real estate listings via the Internet, instead of through traditional dial-up access systems, 4) regional real estate data publishing for consumers, 5) custom technical services and 6) various strategic alliances.

HomeSeekers-HomeSeekers/CityNet Product

         Through our proprietary Internet product, HomeSeekers(TM) (available at our web site, HomeSeekers.com), and our Intranet product, HomeSeekers/CityNet(TM), we provide prospective homebuyers access to homes for sale in a subscribing MLS geographical region. HomeSeekers(TM) and HomeSeekers/CityNet(TM) employ a sophisticated search engine with numerous searchable fields to allow both broadly and narrowly defined searches. The systems will search, find and display all listings that match a prospective buyer's criteria, including a preferred location within a city or state, number of bedrooms and baths, and other desired features. The product's feature, "Let the Listings Find You(TM)", allows users to enter their search, save it, and automatically search for updated inventory, thus increasing our web site hits. Our systems also permit users to apply for and arrange for a mortgage and title insurance.

         Real estate MLSs aggregate and manage real estate listings for regional Boards of Realtors. There are approximately 900 MLSs nationwide. We contract with various MLSs to acquire the right to include their listings on our HomeSeekers.com Internet web site. The contracts generally require a quarterly fee to be paid to the MLS for the right to use its data.

         Our approach, along with our quality/integrity control systems, allows us to maintain accurate and up-to-date information available to potential homebuyers, which in turn, may lead to increased advertising and usage fee revenue. Unlike certain of our competitors who, we believe, do not update their listings every day, we believe that we are the only web site to update our listing data on a daily basis.

         Since offering HomeSeekers(TM)and HomeSeekers/CityNet(TM), the number of homes viewed per month has increased from 800,000 in January 1996 to over 15,000,000 as of June 1999.

Realty2000

         Our Realty 2000(R)(R2K) software program was originally introduced in 1988 and has had over 20,000 users to date. An upgraded version of Realty 2000(R), is currently projected to be released prior to year-end. This product is an agent productivity software program that is designed to enable real estate agents to operate their businesses more efficiently.

         R2K provides real estate agents with a client contact package, a sales flyer producer, a scheduler, a digital camera interface, a financial calculator, word processor and a comparative market analysis (CMA) tool in markets where HomeSeekers.com has contracted for real estate listing data. In addition, an agent is able to launch directly to the Internet and send and/or receive E-mail. Agents may also send an E-mail version of their flyers to clients, E-mail a CMA to a client, access the Internet or access our advertising partners directly from the R2K "Channel Bar". This is designed to enable the agent to initiate transactions for title insurance, mortgages, home insurance, home disclosure, or HomeSeekers.com Internet products.

MLS2000

         MLS2000(TM) (MLS2K), is a powerful tool that we are currently developing for the MLS market place. It is an Internet-based multiple listing system designed to allow an MLS to run MLS2K in tandem with its conventional real estate listing management system. MLS2K is intended to enable real estate agents to access real estate listings via the Internet, instead of through traditional dial-up access systems.

         MLS2K is designed to provide the agent more efficient access to MLS data. The projected advantage to the MLSs is that this product should be significantly more cost effective than their existing systems. MLS2K is designed to use R2K as the agent interface product. This usage should provide the additional advantage of increasing the exposure to our R2K product.


Holloway Publications

         On May 28, 1999, we acquired all of the outstanding shares of Holloway Publications, Inc. (HPI), an Indiana corporation for 150,872 shares of our common stock. HPI was founded in 1991, and is a publisher of real estate listing magazines, including "Homes and Condos", with circulation primarily in the Midwestern United States. We purchased HPI to complement our existing services and products provided to real estate professionals and consumers. We are also changing the name of HPI's primary publications to the "HomeSeekers.com" name, which is projected to strengthen the branding of our Internet site.


Executive Net Services

         Our Executive Net Services(TM) (ENS) division of the Company, provides technical services, and on a project basis, is targeted at small to medium-based businesses. In particular, ENS provides Internet/Intranet solutions, including designing and Internet presence management, architecture and planning. This includes designing and assessing hardware, software, operating systems and other product needs, systems analysis and design. ENS also focuses on developing system blueprints with flexibility for future requirements; database design, network design, administration and installation. Additionally, ENS provides installation and fine- tuning of software solutions along with software development, testing and implementation.

Strategic Alliances

         Our strategy has involved the use of strategic alliances intended to foster growth and expand our presence in the market place. We plan to continue this thrust in the future. Over time, such alliances have, and will continue to grow, change, be adjusted and/or discontinued as market conditions and/or our experience dictates. The following is a brief description of several of our strategic alliances:

         We have two relationship agreements with Microsoft Corporation (Microsoft). The first agreement was developed in February 1999 when we started a fee-based aggregation of Microsoft's real estate listings for their www.HomeAdvisor.com (HomeAdvisor) Internet site. Additionally, for those real estate listings provided to us where the provider has allowed, we share these listings with Microsoft on their HomeAdvisor site for a fee. This agreement increases the real estate listings' exposure on the Internet by being listed on both our Internet site and Microsoft's Internet site.

         The second relationship agreement with Microsoft started in May 1999, whereby we produce agent web pages, at no cost to the real estate agent who requests this from either Microsoft or us. This acts as a finding tool for us to increase the agent pool to which we can market our web sites and other products.

         We have had a relationship with Finet Holdings Corporation (Finet) for two years where we provide Finet mortgage customer leads from our Internet web site. Finet is a home mortgage brokerage that operates on the Internet. We entered into a license agreement with Finet in May 1999, where we have created, with Finet's assistance, a mortgage loan center at www.interloan.com/HomeSeekers on the Internet. We are supplying mortgage applicant leads to Finet in exchange for certain cash payments.

         Vista Information Solutions, Inc. (Vista), is an on-line provider of home disclosure and home insurance information. On October 29, 1998, we entered into a technology alliance with Vista under which Vista agreed to pay us positioning fees. In mid-1998, the State of California legislated that a home seller must provide home buyers with a home disclosure report, which is an environmental report covering items of potential risk such as fire, earthquake, flood, etc. We plan to capture a portion of this market through royalties we expect to receive from sales of Vista's reports on our web site.

         In April 1998, we entered into an agreement with Michigan Multiple Listing Service (MMLS), to develop software solutions to enable MMLS to offer a public access lead generation Intranet system for the advertising of multiple listing data, real estate agents, brokers and related services. These software products include our HomeSeekers/CityNet(TM) and Realty 2000(R) products, and are intended for use by MMLS to generate advertising revenues based on their real estate listing data.

Strategic Acquisitions

         In addition to our strategic alliances, we have historically employed a growth through acquisition approach to expand our products and services. This approach includes the acquisition of assets or outstanding equity of businesses operated by third parties in consideration for which we pay the third party or its stockholders cash, our securities, or a combination of cash and securities. This approach also permits us to expand our revenue base without certain of the start-up and/or development costs typically associated with the introduction of new products and/or services. We intend to continue our growth through this acquisition approach in the future. We are in various stages of discussion with several parties that could eventually lead to one or more acquisitions.

 Marketing

         We have an extensive marketing program, which is targeted to real estate professionals, consumers and other real estate related service providers. Advertising is done via a number of different media outlets, from television to radio to various types of print media. Public relations is handled through an outside consulting group.

         Together with our advertising campaigns, our sales force plays a pivotal role our marketing strategy. Our direct sales staff and telemarketing personnel maintain continual contact with our targeted customer pool to maintain the database that is used for additional marketing follow-up.

Sales

         We use both in-house and outside direct sales personnel who market our products directly to the real estate industry. We currently use primarily three sales channels: 1) seminars, 2) direct sales, and 3) telemarketing to market our products and generate revenues. These channels are targeted at real estate industry professionals interested in marketing their services via the Internet. The intent is to generate revenues through web site and page sales in addition to recruiting advertisers to our site. The direct sales channel includes promoting, marketing and selling our products and services to real estate related organizations throughout the United States.

Trademarks, Copyrights and Proprietary Rights

         We have not sought patent protection for our proprietary software system, although we may apply for patents on various aspects of our programs in the future. Rather, will seek to maintain our proprietary rights by trade secret protection, copyright notices, non-competition and non-disclosure agreements with our employees and, as required, with our vendors. We may seek formal copyright and/or patent protection for our software program applications and obtain patents where feasible. There can be no assurance that meaningful proprietary protection can be attained as a result of such filing, and any proprietary rights that we could choose to protect through legal action may involve substantial costs.

         We believe that the technology edge we currently enjoy will likely lessen over time and in order to be competitive, we must provide a high quality, continually improving, complete solution to consumers, real estate agents and the MLS systems. We believe our core technical competence of computer programming and knowledge of the real estate market will allow us to maintain leading edge products and services that will have value in the marketplace. We have obtained federal trademark protection for our Realty 2000(R) mark and we have filed for federal trademark protection for our HomeSeekers(TM) mark. As to other proprietary marks, we have not sought formal trademark protection, but we claim common law ownership of such marks.

Employees

         We currently have 108 full-time employees and 7 part-time employees. Our employees consist of 24 in administration and management, 51 in sales and marketing, 15 in technical support and 25 in programming.


ITEM 2.  DESCRIPTION OF PROPERTY.

         We lease 17,298 square feet of office and storage space in Brea, California from an unaffiliated party. The terms of the two leases are six years and started on August 1, 1998. Monthly lease payments total $16,502 and one lease increases at 5% per year and the other lease increases based on the annual change in the CPI. Both leases can be extended at our option for an additional five years with comparable annual rate increase terms.

         We lease 6,325 square feet of office space at our Minden, Nevada location from an unaffiliated party. The lease term, which will be extended on September 15, 1999, is for three years. Monthly lease payments total $6,524 and increase based on the annual change in the CPI, not to exceed 8% per year. The lease can be extended at our option for an additional three years with comparable annual rate increase terms.

         We lease 3,656 square feet of office space at our Reno, Nevada corporate headquarters from an unaffiliated party. The lease term, which commenced on July 1, 1999, is for an 18-month term. Monthly lease payments total $5,684.

         We lease 771 square feet of office space at our Los Angeles, California location from an unaffiliated party. The lease term, which commenced on August 1, 1998, is for two years. Monthly lease payments total $1,232.

         We lease approximately 974 square feet of office space at our Carmel, Indiana Holloway Publications location from an unaffiliated party. The lease term, which commenced on October 1, 1998, is for one year. We are currently seeking new, expanded facilities in the same geographic area to replace the existing lease upon expiration of its term. We believe that comparable space is available on reasonable economic terms. Monthly lease payments total $643.



ITEM 3. LEGAL PROCEEDINGS

         We are not involved in any legal proceedings that we believe individually or in the aggregate, will have material adverse effect upon our financial condition or results of operations. A complaint has been filed in the U.S. District Court for the Eastern District of Washington against us by HomeSeekers Magazines, Inc. alleging violations of claimed trademark rights in certain small real estate markets in Washington and Idaho serviced by the magazine. We filed for federal trademark protection of our name on October 21, 1996. A search has shown that HomeSeekers Magazines, Inc. has no federally registered trademark or state trademark registration. We intend to vigorously defend this action.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Our common stock is traded on the OTC Bulletin Board under the symbol "HMSK". The following table sets forth the high and low bid quotations for the common stock for the periods indicated. These quotations, as reported by North American Quotations, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                                 High             Low
------                                                 ----             ---

First Quarter ended 9/30/97                            $6.31            $3.06
Second Quarter ended 12/31/97                          $5.87            $1.50
Third Quarter ended 3/31/98                            $2.88            $1.34
Fourth Quarter ended 6/30/98                           $4.53            $2.00

First Quarter ended 9/30/98                            $6.22            $2.40
Second Quarter Ended 12/31/98                          $6.44            $1.94
Third Quarter ended 3/31/99                            $6.72            $4.00
Fourth Quarter ended 6/30/99                          $11.38            $4.50

----------------------

         As of June 30, 1999, there were approximately 600 holders of record of the 14,946,283 shares of Common Stock that were issued and outstanding. The transfer agent for the shares is Atlas Stock Transfer Co., 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151.

         We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our operating results, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

         On August 4, 1998 we purchased certain assets of Genstar Media ("Genstar"), an Internet web site sales and production company, in consideration for the issuance of 50,000 shares of our common stock to the two former shareholders of Genstar. These holders had access to or otherwise were provided with information, including financial, concerning us, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements pursuant to the exemption set forth in Section 4 (2) of the Securities Act and the rules and regulations thereunder.

         During the year ending June 30, 1999, employees exercised incentive stock options to purchase 149,376 shares of common stock for $234,155 at prices from $1.47 to $2.00 per share. Inasmuch as these employees had a pre-existing relationship with us and access to relevant information concerning us, the issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to the exemption set forth in Section 4(2) of the Securities Act and the rules and regulations thereunder.

         During September 1998, we issued 20,000 shares of common stock to complete the August 1997 acquisition of FOCUS Publications. The recipients of these shares had access to or otherwise were provided with information, including financial, concerning our Company, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in
Section 4(2) of the Securities Act and the rules and regulations thereunder.

         During the year ending June 30, 1999 holders of 692,000 shares of our Series A Preferred Stock converted 100% of their preferred stock into common stock, and the cumulative dividends thereon, into a total of 1,492,432 shares of common stock. These investors had access to relevant information concerning us, had a pre-existing business relationship with our Company and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

         During November 1998, we issued 6,337 shares as partial compensation to an employee. This employee had access to relevant information concerning us and had a pre-existing business relationship with us. In addition, the shares issued to the employee contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

         During January and February 1999 we sold 4,062,004 shares of common stock (including 62,016 shares issued as partial payment of placement agent commissions) for net proceeds of approximately $10.6 million to accredited investors pursuant to Rule 506 of Regulation D. These shares were registered with the SEC, along with other various unregistered shares, under a Form SB-2 on March 5, 1999.

         Additionally, during the fiscal year ended June 30, 1999, we issued an additional 356,591 shares for net proceeds of $1,875,943. These investors were accredited or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and were provided access to relevant information concerning us. In addition, the shares issued to these investors contained a legend restricting transferability absent registration under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

         During January 1999 we issued 45,000 common shares to two consultants as partial compensation for services rendered. These two consultants had access to relevant information concerning us and had a pre-existing business relationship with us. In addition, the shares issued to these consultants contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption from registration set forth in Section 4(2) thereof and the rules and regulations thereunder.

         During the year ending June 30, 1999 warrant holders exercised warrants for 1,082,845 shares with exercise prices from $1.47 to $3.00 per share, which produced $3,087,042 in net proceeds to us. These warrant holders were accredited or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and were provided access to relevant information concerning us. In addition, the shares issued to these consultants contained a legend restricting transferability absent registration under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

         During the year ending June 30, 1999, convertible redeemable promissory note holders converted $140,587 of debt and accrued interest into 70,123 common shares. These note holders had access to or otherwise were provided with information, including financial, concerning us, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in
Section 4(2) thereof and the rules and regulations thereunder.

         During the year ending June 30, 1999, we issued warrants to purchase 1,154,708 shares of common at prices from $2.00 to $6.25 per share to various vendors and investors. This included a warrant, issued in March 1999 to a vendor for services rendered totaling $60,000, to purchase 18,100 shares at $4.00 per share. These vendors and investors had access to or otherwise were provided with information, including financial, concerning our Company, and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

         During the year ending June 30, 1999, we granted options to purchase 1,266,250 shares of common at prices from $1.47 to $9.97 per share to employees as incentive stock options. Our employees had access to relevant information concerning us and had a pre-existing business relationship with us and the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of
Section 4(2) thereof and the rules and regulations thereunder.

         On May 28, 1999 we acquired all of the outstanding shares of Holloway Publications, Inc., a closely held private company in consideration for the issuance of 150,872 shares of our common stock. The two owners of this business were accredited or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of selling their business to us in exchange for our securities, and they were provided access to relevant information concerning us. In addition, the shares issued to these owners contained a legend restricting transferability absent registration under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act by reason of the exemption set forth in Section 4(2) thereof and the rules and regulations thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Cautionary Statement Regarding Forward-Looking Statements

         Certain statements contained in this Section and elsewhere in this Form 10-KSB regarding matters that are not historical facts are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, events or developments that management expects or anticipates to incur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. The forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, competitive pressures, inadequate capital, unexpected costs, lower revenues, net income and forecasts, the possibility of fluctuation and volatility of our operating results and financial condition, inability to carry out marketing and sales plans and loss of key executives, among other things.


Results of Operations

Revenue

                                       1999      %CHANGE          1998       %CHANGE      1997
                                       ----      -------          ----       -------      ----
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
         Revenue.......               $3,419       105%         $1,666        5%          $1,590

         Revenues are composed of products and services sold by us including prospect revenues, web site and web pages revenues, advertising, programming, support and license fees, and publishing. Growth in revenues in 1999 reflects a significant increase in three areas: web sites sold increased to $1,201,000 compared to $476,000 in the prior year, prospect revenues of $1,079,000 compared to $509,000 and license and programming revenues that amounted to $690,000 compared to $284,000 in the prior year. Web site revenues increased due to a expansion of the real estate agent customer base as well as a favorable shift in the mix between higher revenue web sites and lower revenue web pages. Prospect revenues were favorably impacted by the increased traffic on our Internet site. License and programming revenues include revenues to related parties of $501,000 compared to $215,000 for the prior year.

         Revenues increased 5% from $1,590,000 in 1997 to $1,666,000 in 1998.
Internet web site revenues increased by $282,000 from 1997 to 1998, from $194,000 to $476,000. This was due to a ramp-up of selling web sites to real estate agents during 1998. Custom programming, support and licensing revenues, which include revenues from a related party, WebQuest International, Inc. (WebQuest), decreased by $279,000, from $563,000 in 1997 to $284,000 in 1998.
This was due primarily to a $300,000 licensing fee charged to WebQuest in 1997 for license of certain technology developed by us.

Gross Profit

                                        1999      %CHANGE        1998          %CHANGE     1997
                                        ----      -------        ----          -------     ----
                                                    (DOLLAR AMOUNTS IN THOUSANDS)
         Gross profit......           $2,852       115%         $1,327          (3%)      $1,366
         Gross margin......              84%                       80%                       86%

         Gross profit consists of revenues less the cost of revenues, which consists of fees for data, and certain agent web site related maintenance costs. Gross profit increased in 1999, reflecting our increased revenue volume. Our gross margin increased in 1999 as a result of improvements in productivity and the transfer of hosting fees from outsourcing to internal operations.

Operating Expenses

                                     1999     %CHANGE       1998        %CHANGE      1997
                                     ----     -------       ----        -------      ----
                                                   (DOLLAR AMOUNTS IN THOUSANDS)
         Operating expenses........ $8,009      101%        $3,985        24%        $3,221
         Percentage of sales.......   234%                    239%                     203%

         Operating expenses increased from $3,985,000 in 1998 to $8,009,000 in 1999. This 101% increase in costs was due to several factors relating to improvement in our infrastructure and support systems necessary to handle the increased traffic on out Internet web site. Total employee compensation increased from $2,245,000 in 1998 to $3,502,000 in 1999, with average employee headcount increasing from 46 in 1998 to 78 in 1999. Employees were added primarily in programming, technical support and sales during 1999. Facilities costs increased to $264,000 from $29,000 in the prior year due primarily to the opening of our new facility in Brea, California.

         Operating expenses increased from $3,221,000 in 1997 to $3,985,000 in 1998. This 24% increase in costs was due to several factors, all relating to improvement in the Company's infrastructure necessary to support more traffic on the Company's Internet web site. Total employee compensation increased from $1,595,000 in 1997 to $2,245,000 in 1998, with average employee headcount increasing from 37 in 1997 to 46 in 1998.

         The balance of the increase in operating expenses resulted primarily from an increase in sales promotion expenses and from the cost of registering the Company's common stock, under Section 12(g) of the Securities Exchange Act of 1934.

Other Income (Expense)

                                      1999     %CHANGE      1998     %CHANGE      1997
                                      ----     -------      ----     -------      ----
                                               (DOLLAR AMOUNTS IN THOUSANDS)
         Other income (expense).....   $317      NA         $(186)        NA     $(267)
         Percentage of sales........     9%                  (11%)                (17%)

         Other income consists of investment income, interest expense and gain/loss on asset sales. We decreased debt thereby decreasing interest expense from $116,000 in 1998 to $31,000 in 1999. We raised $12 million of equity in the third quarter of 1999 that resulted in investment income of $192,000 during 1999. During 1999, we had a gain on the sale of securities of $200,000.

         Interest expense decreased 60% from $290,000 in 1997 to $116,000 in 1998. This was due primarily to the conversion of $1,916,000 of convertible debt into common stock during 1998 .

Net Loss

                                         1999      %CHANGE         1998       %CHANGE        1997
                                         ----      -------         ----       -------        ----
                                                (DOLLAR AMOUNTS IN THOUSANDS)
         Net Loss....................  $(4,842)      73%         $(2,796)          32%      $(2,122)
         Percentage of sales.........    (142%)                    (168%)                     (133%)

         Net Loss. As a result of the foregoing, our net loss increased from $2,796,000 for 1998 to $4,842,000 for 1999.

         Our future results of operations will not materially improve until we are able to realize the potential of the R2K and MLS2K product lines and/or we are able to significantly increase the revenue streams associated with our web site products. We have recently raised capital, which is believed to be sufficient to operate through fiscal 2000. We plan to use this capital for hiring of personnel, funding advertising and further developing the infrastructure necessary to support significantly higher levels of sales and customer support. In order to pursue strategic complementary opportunities we may be required to raise additional capital. Our management has, to date, focused on obtaining the rights to real estate listings nation-wide, which are currently included on our Internet Web site. We have now acquired the right to use approximately 800,000 real estate listings, on average, which we believe amounts to roughly sixty percent of the total real estate listings in the United States at any point in time. In addition, we have developed a suite of internet-related products that allow the real estate agent to interact with consumers via the Internet. We have only a limited operating history with our existing business model. The future must be considered in view of the uncertainties, risks, and expenses often encountered in companies in our stage of development. Consequently, there is no assurance that we will ever achieve or maintain profitability.

Liquidity and Capital Resources

         At June 30, 1999 our cash balance was $10.6 million compared to $.2 million in the prior year, primarily due to the completion of our $12 million private offering and the exercise of warrants. We have experienced negative cash flows from operations since inception. Operations have been funded through the private sale of equity securities and from the sales of our products and services. During the past year we have achieved a positive working capital position of $9.1 million compared to a working capital deficit of $1.4 million. Our accounts receivable increased from .1 million in 1998 to $1.7 million in 1999, the majority of this increase is due to amounts due from Vista. While our working capital position and current ratio improved significantly during 1999 our operations have been, and will continue in the foreseeable future to be, financed primarily from additional equity capital. There are no assurances that we will be able to continue raising capital sufficient to fund our operations in the future.

         Net cash used in operating activities amounted to $4.3 million in 1999 compared to $2.9 million in 1998. This increase in cash used resulted primarily from payroll and other operating expenses, as further described above.

         Net cash used in investing activities was $.7 million in 1999 versus net cash provided of $.4 million in 1998. Equipment purchases associated with the expansion in Brea accounted for the majority of this differential.

         Net cash provided by financing activities was $15.4 million in 1999 compared to $2.6 million in the prior year. We raised $12 million through the sale of common stock to accredited investors pursuant to Rule 506 of Regulation
D. This sale netted us approximately $10.6 million after deducting commission of approximately $1.2 million and other offering expenses. These shares were registered with the SEC, along with other various unregistered shares, under a Form SB-2 on March 5, 1999. Additional net cash was provided by financing activities through the exercise of warrants during the fourth quarter.

         We currently anticipate that the existing cash and cash generated from operations will be adequate to fund our operating activities and capital expenditures through fiscal 2000. However, we may need to raise additional funds to support and increase our rate of growth, enhance our services and products, increase our marketing presence, respond to competitive pressures, or enter into alliances and acquisitions. If we are not successful in generating sufficient cash flow from operations we may need to raise additional funds through private or public offerings, strategic alliances or other business combinations. This additional funding, if needed, may not be available on terms acceptable to us, or at all. Should we be unable to raise sufficient capital there could be a material adverse affect on our business. If additional funds were raised through the issuance of equity securities, our current shareholders could suffer dilution.

Risk Factors

Competition

         We are engaged in a highly competitive segment of the real estate data processing industry. We compete or may subsequently compete, directly or indirectly, with a large number of companies that may provide various levels of services or products comparable with those provided by us. Our present or prospective competitors, including HomeStore com, Inc. and CyberHomes, have Internet web sites, are, in some cases, better capitalized and more established than are we, and may have greater access to the resources necessary to produce a competitive advantage. Additionally, brokerage chains as well as individual real estate agents, have developed their own web sites. Although we believe that our software systems and services may be on the leading edge of technology and can ultimately occupy an attractive market position, there can be no assurance that we will continue to compete effectively in our market.

Government Regulation

         We are subject, both directly and indirectly, to various laws and governmental regulations relating to our business. We believe we are currently in compliance with such laws and that they will not have a material impact on our operations. Moreover, there are currently few laws or regulations directly applicable to access to or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet. Such laws and regulations may cover issues such as user privacy, pricing and characteristics and quality of products and services. The enactment of any such laws or regulations in the future may slow the growth of the Internet, which could in turn decrease the demand for our services and increase our cost of doing business or otherwise have an adverse effect on our business, results of operations and financial condition.

Accumulated Deficit; Anticipated Future Losses

         For the fiscal years ended June 30, 1999 and 1998, we experienced a net loss of $4,842,000 and $2,796,000, respectively. We have an accumulated deficit as of June 30, 1999 of $15,212,000. We anticipate continued losses for the foreseeable future. Our operating results for future periods are subject to numerous uncertainties. We anticipate significant expenses in the foreseeable future, including product development expenses, sales and marketing costs, general administrative expenses and acquisition costs. There can be no assurance that we will achieve sufficient additional revenues to offset anticipated operating and acquisition costs. We will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with our continued product development activities and our sales and marketing infrastructure development. As such, we may experience significant operating losses that could continue until such time, if ever, that we are able to generate sufficient additional revenues to support our operations. There can be no assurance that our technology and products will be able to compete successfully in the marketplace and/or generate significant revenue.

Need for Additional Capital

         Our business is capital intensive, particularly with respect to product development costs associated with the design and creation of software products, and our plan to grow through acquisitions and strategic alliances. Accordingly, we will require additional capital to support and expand our operations. To the extent that revenues from operations are insufficient and additional funding is required, public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. Failure to secure additional financing, if and when needed, may have a material adverse affect on the our ability to implement our proposed business strategy.

Uncertainty of Product and Technology Development; Technological Factors

         We have not completed development and testing of certain of our proposed products and proposed enhancements to our products, some of which are still in the planning stage or in relatively early stages of development. Our success will depend in part upon the ability of our proposed products to meet targeted performance and cost objectives, and will also depend upon their timely introduction into the marketplace. We will be required to commit considerable time, effort and resources to finalize development of our proposed products and product enhancements. Although we anticipate that the development of our products and technology will be successfully concluded, our product development efforts are subject to all of the risks inherent in the development of new products and technology (including unanticipated delays, expenses and difficulties, as well as the possible insufficiency of funding to complete development). There can be no assurance as to when, or whether, such product development efforts will be successfully completed. In addition, there can be no assurance that our products will satisfactorily perform the functions for which they are designed, that they will meet applicable price or performance objectives or that unanticipated technical or other problems will not occur which would result in increased costs or material delays in their development. There can be no assurance that, despite testing by us and by current and potential end users, problems will not be found in new products after the commencement of commercial shipments, resulting in loss of, or delay in, market acceptance.

Challenges of Growth

         We anticipate a period of rapid growth that is expected to place a strain on our administrative, financial and operational resources. Our ability to manage any staff and facilities growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage our employees. However, there can be no assurance that we will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support our future operations. If we are unable to hire, train and retain qualified systems engineers and consultants to implement these services or are unable to manage the post-sales process effectively, our ability to attract repeat sales or provide references could be materially adversely affected, thereby limiting our growth opportunities. If our management is unable to manage growth effectively, such as if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve adequate performance levels, our business, operating results and financial condition could be materially adversely affected.

Penny Stocks

         The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our common stock may be deemed to be a "penny stock" and thus may become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the common stock is listed on the NASDAQ Small Cap Market. Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell our securities, and may adversely affect the ability of holders of the our common stock to resell their shares in the secondary market.

Impact of the Year 2000

         The Securities and Exchange Commission, in Staff Legal Bulletin No. 5 (CF/IM), has stated that public operating companies should consider whether they will be affected by any material expenditures, problems or uncertainties with the Year 2000 issue, which affects many existing computer systems that use only two digits to identify a year in the date field. We believe that the matters raised by Staff Legal Bulletin No. 5 are not applicable in any material way to our own systems, and we intend to confirm that any computer systems that we may purchase or lease in the future will have addressed the Year 2000 issue.

         We are currently determining the extent to which we may be impacted by third parties' failure to remedy their own year 2000 issues. We are having, and will continue to have, formal communications with our significant customers, payers, suppliers, and other third parties to determine the extent, if any, to which our interface systems could be impacted by any third party year 2000 issues and related remedies. There can be no assurance that the systems of other companies with which our systems interact will be timely converted and would not have an adverse effect on our business.

IMPACT OF THE YEAR 2000 ON COMPUTER SYSTEMS STATE OF READINESS:
         We recognize the need to ensure our operations will not be adversely impacted by the inability of our systems to process data having dates on or after January 1, 2000 (the "Year 2000" issue). Processing errors due to software failure arising from calculations using the Year 2000 date are a recognized risk. We are currently addressing the risk, with respect to the availability and integrity of our financial systems and the reliability of our operating systems, and are in the process of communicating with suppliers, customers, financial institutions and others with whom we conduct business transactions to assess whether they are Year 2000 compliant. At this time, we have not found any material deficiencies in significant vendors' or customers' computer operations. Our Realty 2000(R) product has been upgraded to be year 2000 compliant. Additionally, it has been determined that the multiple listing services real estate listings that we aggregate on our HomeSeekers.com Internet site should not be materially affected by the Year 2000 dating problem.

COSTS ASSOCIATED WITH THE YEAR 2000 ISSUE:
         Though a thorough budget has not been prepared, we believe that the costs for evaluating and addressing Year 2000 issues relating to our internal and commercial software and hardware to be less than $40,000. This statement is forward-looking and subject to risks and uncertainties. No assurances can be given that, if an effective readiness plan can be designed and implemented that costs can be held to this level. Costs to address Year 2000 issues with third parties have not been estimated, though we expect that a substantial portion of such costs would be borne by the respective third parties.

RISKS OF YEAR 2000 ISSUES:
         We are not aware of any specific issues which would have a material effect on its operations, liquidity or financial condition, but can make projections of reasonably likely, "worst case" scenarios which could have such an effect. An interruption of Internet or telecommunications services for an extended period of time would prevent us from providing service to a substantial portion of our customers, resulting in a material loss of revenue. A protracted "crash" of our internal networking and operating software would also result in a material loss of revenue as well as an interruption of research and development activities. This scenario could also result in financial systems not operating properly, which could hinder its ability to collect revenue and comply with financial reporting requirements. However, at this time, we do not anticipate that the financial impact of the Year 2000 issues will have a material adverse effect on our business, financial condition, or results of operations.

CONTINGENCY PLANS:
         At the present time we do not have a formal contingency plan in the event it does not complete all phases of its Year 2000 efforts. We are currently evaluating the status of our progress to determine if such a plan is necessary.


ITEM 7. FINANCIAL STATEMENTS

         The financial statements required by this report are appended hereto commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS.

         None
                                       14

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

         The following table sets forth the names, positions with us and ages of our executive officers and directors. Directors are elected at our annual meeting of stockholders. One half of the total number of directors are elected at each annual meeting, and, therefore, each director serves for two years or until their successors are elected. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board. Our audit committee consists of Douglas Swanson, Brad Rotter, and David Holmes.

  Name                       Age              Position                            Director Since         Term Expires
  ----                       ---              --------                            --------------         ------------
Gregory L. Costley            46          Chairman of the Board of Directors,         1999                   2001
                                          Chief Executive Officer,
                                          Secretary/Treasurer

John Giaimo                   45          President,                                  1996                   1999
                                          Chief Operating Officer,
                                          Director

Douglas Swanson               57          Vice Chairman,                              1996                   1999
                                          Executive Vice President

Greg Johnson                  47          Chief Technology Officer,                   1988                   1999
                                          Director

Scott Berry                   41          Chief Financial Officer                      N/A

Larry Ross                    48          Vice President, Marketing                    N/A

Brad Rotter                   43          Director                                    1999                   2001

David Holmes                  43          Director                                    1999                   2001


         Gregory L. Costley joined us as Chairman of the Board, Chief Executive Officer and Secretary/Treasurer on August 23, 1999. Mr. Costley came to us from Dole Food Company, where he held a series of positions of increasing responsibilities over a period of eleven years, from 1988 until August 20, 1999. Most recently he was President of Dole's North American Fruit Operations group from September 1996 to August 22, 1999. His responsibilities included total bottom line accountability for all functions (including marketing, sales and finance) for the six Dole strategic business units that comprised the North American Fruit group. These units were located throughout North America. Additional responsibility included export shipments to Asia, Europe and South and Central America. Revenues handled by his group exceeded $500 million annually. Mr. Costley received his MBA from Harvard University's Graduate School of Business Administration in 1982. Mr. Costley is one of our long time investors and is Mr. Swanson's brother-in-law.

         Greg Johnson, our founder and Chief Technology Officer, served as Chairman of the Board from August 1996, to August 1999 and previously served as our Chief Executive Officer from September 1996 to August 22, 1999. He has been a Director since 1988, and served as our President from 1988 through August 1996. He has been involved in all phases of our management. Mr. Johnson is a licensed real estate broker/agent in Nevada and has extensive experience in the marketing and sales of real estate.

         John Giaimo has served as President, Chief Operating Officer ("COO") and a Director since August 1996. He was the President of Visual Listings, Inc. since July 1990 and the Chief Executive Officer of VLI from July 1990 to August 1996. Mr. Giaimo was a party to a chapter seven personal bankruptcy (that was finalized in September 1996) that involved three computer stores of which he was the sole proprietor.

         Douglas Swanson has served as Vice Chairman of the Board of Directors and Executive Vice President since October 31, 1995. His current responsibilities include investor relations and mergers and acquisitions. Between 1990 and October 1995, Mr. Swanson served as Chairman and was founder of Remington-Fox, Inc., a company engaged in the business of medical transcribing. Remington-Fox filed for bankruptcy protection under Chapter eleven in June 1996 and is no longer in operation. Because of personal guarantees associated with Remington-Fox, Mr. Swanson filed for personal bankruptcy protection under Chapter eleven in June 1996. A plan has been confirmed to repay in full all qualified creditors.

         Scott Berry has served as our Chief Financial Officer since October 1997 and is responsible for accounting, financial planning, SEC reporting and human resources. Between 1994 and October 1997, Mr. Berry served as Controller of several businesses including Dennis Banks Construction Company from February 1997 to October 1997, Advanced Plastic Molding, Inc. from April 1996 to January 1997, and Siller Brothers, Inc. from December 1994 to February 1996. From July 1993 to August 1994, Mr. Berry served as Vice President of Finance for Precision Resource Corporation, a software developer and computer hardware reseller. From September 1988 through June 1993, Mr. Berry was Chief Financial Officer of Lansmont Corporation, a developer and manufacturer of computer-based products and package test equipment. Mr. Berry was employed as a CPA with Ernst & Whinney in the early 1980's and received his MBA from Santa Clara University in 1988.

         Larry Ross has served as Vice President of Marketing since September 1997. From May 1989 to May 1996, Mr. Ross served as the Regional Director/Chief Operating Officer for Century 21 Region V, which comprised the eastern half of Los Angeles County, Riverside County and San Bernardino County, California, one of the top five regions of 45 nationwide that are consistently ranked first in "per office" productivity. He was responsible for 185 offices with 7,000 real estate agents and managed a corporate staff of 35. Between 1990 and 1992, he served as Regional Director Representative to the National Advertising Fund committee that helped set direction for the Century 21 advertising fund of $40 million. Additionally, from 1993 to 1994, he was one of three Regional Directors appointed to serve on the President's National Top Brokers Task Force that contributed input to the Chief Executive Officer of Century 21.

         Brad Rotter, is Chairman of Point West Capital Corporation (NASDAQ:PWCC), a specialty finance company, and Chairman of the Echelon Group, a holding company of money management companies. Mr. Rotter has been employed with Point West Capital Corporation since 1992. He has 22 years of experience in the securities industry, including positions with Merrill Lynch. E.F. Hutton, and A.G. Becker.

         David Holmes, has been Vice President and Portfolio Manager of Whittier Trust Company of Nevada Inc., since 1995, where he is responsible for managing more than $800 million in individual trust assets. Between 1990 and 1994, Holmes was a portfolio manager for Morgan Stanley & Co. He spent the previous 11 years in financial accounting management including five years as vice president of finance for Realty Income Corp.

         Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at Board of Directors meetings, but receive no set fees or benefits as directors, although a director may receive certain warrants upon acceptance of the position as a director. Mr. Rotter and Mr. Holmes will each recieve a warrant to purchase 150,000 shares at $4.00 per share at the end of each year of service as a director.

Late Filings of Form 3's

         Mr. Rotter and Mr. Holmes have not filed their Form 3's with the Securities and Exchange Commission. They intend to file these forms as soon as possible.

ITEM 10. EXECUTIVE COMPENSATION

Cash Compensation

         The following table shows, for the three-year period ended June 30, 1999, the cash and other compensation paid to its Chief Executive Officer and to each of the executive officers who had annual compensation in excess of $100,000.


                           Summary Compensation Table

                                    Fiscal                             Other Annual                       LTIP     All Other
Name and Principal Position         Year    Salary (1)        Bonus    Compensation     Options/ (#)      Payouts  Compensation
---------------------------         ----    ----------        -----    ------------     ------------      -------  ------------
Greg Johnson (2)                    1999    $177,047           -                 -        204,000            -            -
     CEO, Treasurer & Secretary     1998    $141,546           -                 -              -            -            -
                                    1997    $ 90,769           -                 -        200,000            -            -

John Giaimo                         1999    $174,047           -                 -        204,000            -
     President and COO              1998    $141,546           -                 -              -            -            -
                                    1997    $ 90,769           $50,000           -        200,000            -            -

Doug Swanson                        1999    $177,047           -                 -        404,000            -            -
     Executive Vice President       1998    $ 91,503           -                 -        250,000            -            -
                                    1997    $ 91,503           -                 -        200,000            -            -


(1) This amount includes monthly automobile allowance for each officer of $600.
(2) Mr. Johnson was Chairman of the Board of Directors and Chief Executive Officer of the Company until August 23, 1999. At that time, Mr. Johnson became Chief Technology Officer and remains a Director.

Employment Agreements

         Greg Johnson, Chairman and CEO and a director. In March, 1999, we entered into a five-year employment agreement with Mr. Johnson whereby he continued to serve as our CEO. Mr. Johnson is entitled to receive 1) an annual bonus equal to 4% of our pre-tax earnings and 2) options to purchase our common stock equal to 4% of our pre-tax earnings, at an exercise price equal to the bid price of our common stock on the date of such grant. Mr. Johnson was Chairman of the Board of Directors and Chief Executive Officer of the Company until August 23, 1999. At that time, Mr. Johnson became Chief Technology Officer and remains a Director. In the event Mr. Johnson ceases to be employed by us following a change in control (as defined in the Employment Agreement), Mr. Johnson is entitled to receive a lump sum payment equal to five times the sum of his highest annual salary while employed by us, plus his largest annual bonus award during such peiord. We are also required to pay any tax liability that may be imposed on him under Section 4999 of the Internal Revenue Code with respect to a change in control decribed in the preceding sentence. Mr. Johnson has agreed to not sell any shares underlying vested stock options through April 2000, without the approval of our Private Placement Agents.

         Douglas Swanson, Vice Chairman of the Board and Executive Vice President. In March,, 1999 we entered into a five year employment agreement with Mr. Swanson whereby he continued to serve as our Vice Chairman & Executive Vice President. Mr. Swanson is entitled to receive 1) an annual bonus equal to 4% of the pre-tax earnings of the Company and 2) options to purchase common stock equal to 4% of the pre-tax earnings, at an exercise price equal to the bid price of our common stock on the date of such grant. In the event Mr. Swanson ceases to be employed by us following a change in control (as defined in the Employment Agreement), Mr. Swanson is entitled to receive a lump sum payment equal to five times the sum of his highest annual salary while employed by us, plus his largest annual bonus award during such peiord. We are also required to pay any tax liability that may be imposed on him under Section 4999 of the Internal Revenue Code with respect to a change in control decribed in the preceding sentence. Mr. Swanson has agreed to not sell any shares underlying vested stock options through April 2000, without the approval of our Private Placement Agents.


         John Giaimo, President and a director. In March, 1999, we entered into a five-year employment agreement with Mr. Giaimo whereby he was appointed President. Mr. Giaimo is entitled to receive 1) an annual bonus equal to 4% of the pre-tax earnings and 2) options to purchase common stock equal to 4% of the pre-tax earnings, at an exercise price equal to the bid price of our common stock on the date of such grant. In the event Mr. Giaimo ceases to be employed by us following a change in control (as defined in the Employment Agreement), Mr. Giaimo is entitled to receive a lump sum payment equal to five times the sum of his highest annual salary while employed by us, plus his largest annual bonus award during such peiord. We are also required to pay any tax liability that may be imposed on him under Section 4999 of the Internal Revenue Code with respect to a change in control decribed in the preceding sentence. Mr. Giaimo has agreed to not sell any shares underlying vested stock options through April 2000, without the approval of our Private Placement Agents.



         Subsequent to Year End
         Gregory L. Costley, Chairman, Chief Executive Officer, Secretary/Treasurer. Mr. Costley assumed his duties on August 23, 1999. In August 1999 we entered into a three-year employment agreement with Mr. Costley. Mr. Costley is entitled to receive 1) an annual salary of $200,000 2) a signing bonus of $40,000 together with a relocation allowance of $45,000 3) 300,000 in stock options with 100,000 vesting immediately and 100,000 vesting on the anniversary date of year one and year two, which have an exercise price of $7.94, and 4) an option to purchase an additional 100,000 shares for each $10 increase in the per share value (which level must be maintained for 90 days) of our common stock.

Option Grants in Last Fiscal Year

         The following table sets forth information with respect to the grant of options to purchase shares of common stock during the fiscal year ended June 30, 1999 to each person listed above in the executive officer Summary Compensation Table.

                           Number of Securities      % of total Options
                           Underlying Options        Granted to Employees               Exercise or Base
Name                       Granted (#)               in Fiscal year                     Price ($ / Shares)         Expiration Date
----                       -----------               --------------                     ------------------         ---------------
Douglas Swanson            100,000                   8%                                 $5.31/100,000              May 2004
Greg Johnson               100,000                   8%                                 $5.31/100,000              May 2004
John Giaimo                100,000                   8%                                 $5.31/100,000              May 2004
Doug Swanson               300,000                  24%                                 $2.38/300,000              Sept. 2003
Greg Johnson               100,000                   8%                                 $2.38/100,000              Sept. 2003
John Giaimo                100,000                   8%                                 $2.38/100,000              Sept. 2003
Doug Swanson                 4,000                  .3%                                 $  8.81/4,000              Varies
Greg Johnson                 4,000                  .3%                                 $  8.81/4,000              Varies
John Giaimo                  4,000                  .3%                                 $  8.81/4,000              Varies


Incentive and Non-Qualified Stock Option Plan

         On October 9, 1996, the Board of Directors ratified a stock option plan called the 1996 Stock Option Plan (the Plan) and on December 21, 1996, the stockholders approved the Plan. On December 18, 1997, at our annual stockholders meeting, a majority of the stockholders and members of the Board of Directors voted to amend the Plan to increase the number of options to 5,500,000. On May 4, 1999 we amended and restated our 1996 Stock Option Plan to allow employees 90 days after employment termination to exercise all vested options.

         We believe the Plan will work to increase the proprietary interest of our employees, and to align more closely their interests with the interests of our stockholders. The Plan should also maintain our ability to attract and retain the services of experienced and highly qualified employees.

         Under the Plan, we have reserved an aggregate of 5,500,000 shares of common stock for issuance pursuant to options granted under the Plan (Plan Options). Our Board of Directors administers the Plan including, without limitation, the selection of the persons who will be granted Plan Options under the Plan, the type of Plan Options to be granted, the number of shares subject to each Plan Option and the Plan Option price.

         The Plan authorizes the issuance of incentive stock options (ISOs) as defined in Section 422A of the Internal Revenue Code of 1986, non-qualified stock options (NQSOs) and together with ISOs, options. In addition, the Plan also allows for the inclusion of a reload option provision (Reload Option), which permits an eligible person to pay the exercise price of the Plan Option with shares of common stock owned by the eligible person and receive a new Plan Option to purchase shares of common stock equal in number to the tendered shares.

         Any ISO granted under the Plan must provide for an exercise price of 100% of the fair market value of the underlying shares on the date of such grant, but the exercise price of any ISO granted to an eligible person owning more than 10% of our common stock must be at least 110% of such fair market value as determined on the date of the grant. The aggregate fair market value of the shares covered by the ISOs granted under the Plan that become exercisable by a Plan participant for the first time in any calendar year is subject to a $100,000 limitation. The exercise price of each NQSO is determined by the Board of Directors or a committee thereof, in its discretion, provided that the exercise price of an NQSO is not less than 75% of the fair market value of the common stock on the date of the grant. The Board of Directors (or committee thereof), shall determine the term of the Options; provided, however, that in no event may an Option be exercisable more than 10 years after the date of its grant and, in the case of an ISO granted to an eligible employee owning more than 10% our common stock, no more than five years after the date of the grant. Any option which is granted shall be vested and exercisable at such time as determined by the Board of Directors or a committee thereof.

         The per share purchase price of shares subject to Plan Options granted under the Plan may be adjusted in the event of certain changes in our capitalization, but any such adjustment shall not change the total purchase price payable upon the exercise in full of Plan Options granted under the Plan.

         As of June 30, 1999, there were options outstanding to purchase an aggregate of 4,082,874 shares granted pursuant to the Plan.

Option Exercises and Holdings

         The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended June 30, 1999 to each person named in the Summary Compensation Table and the unexercised options held as of the end of 1999.

                 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                         AND FISCAL YEAR-END OPTION/SAR VALUES

------------------------------ -------------------- ------------------ ----------------- --------------------
                                                                       Securities        Value of
                                                                       Underlying        Unexercised
                                                                       Unexercised       in-the-Money
                               Number of Shares                        Options/SARS at   Options/SARS at
                               Acquired on          Value              FY-End (#)        FY-End ($)
                               Exercise Realized    Exercisable/       Exercisable/      Exercisable/
                                       (#)              ($)            Unexercisable     Unexercisable (1)
------------------------------ -------------------- ------------------ ----------------- --------------------
Greg Johnson (1)               11,988               $17,622            1,842,850 / 0     $3,530,267 / $0
     CEO, Treasurer and
      Secretary
------------------------------ -------------------- ------------------ ----------------- --------------------
John Giaimo                    7,918                $11,639            951,933 / 0       $2,647,100 / $0
     President and COO
------------------------------ -------------------- ------------------ ----------------- --------------------
Doug Swanson                   91,970               $144,016           2,572,304 / 0     $5,748,377 / $0
     Executive Vice
     President
------------------------------ -------------------- ------------------ ----------------- --------------------

(1) Mr. Johnson was Chairman of the Board of Directors and Chief Executive Officer of the Company until August 23, 1999. At that time, Mr. Johnson became Chief Technology Officer and remains a Director.

In accordance with the Securities and Exchange Commission's rules, values are calculated by subtracting the exercise price from the fair market value of the underlying common stock. For purpose of this table, fair market value is deemed to be $4.75, the closing price reported on June 30, 1999.

         LONG-TERM INCENTIVE PLANS AWARDS IN LAST FISCAL YEAR

------------------------- --------------------- ------------------ ------------------------------------------
                                                                        Estimated Future Payouts Under
                                                Performance or           Non-Stock Price- Based Plans
                          Number of Shares,     other Period       -----------------------------------------
                          Units or other        Until Maturation
Name                      Rights (#)            or Payout            Threshold               Target Maximum
                                                                     ($ or #)            ($ or #)   ($ or #)
------------------------- --------------------- ------------------ --------------------- --------------------
Greg Johnson (1)                   _                    _                   _
CEO,Treasurer                                                                                _         _
and Secretary
------------------------- --------------------- ------------------ --------------------- --------------------
John Giaimo                        _                    _                   _
President and COO                                                                            _         _
------------------------- --------------------- ------------------ --------------------- --------------------
Doug Swanson                       _                    _                   _
Executive Vice President                                                                     _         _
------------------------- --------------------- ------------------ --------------------- --------------------

(1) Mr. Johnson was Chairman of the Board of Directors and Chief Executive Officer of the Company until August 23, 1999. At that time, Mr. Johnson became Chief Technology Officer and remains a Director.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding our common stock, par value $.001 beneficially owned as of July 31, 1999 for 1) each stockholder known by us to be the beneficial owner of five (5%) percent or more of our outstanding common stock, 2) each of the our directors, 3) each named executive officer (as defined in Item 402(a)(2) of Regulation S-B), and 4) all executive officers and directors as a group. At August 31, 1999 there were 15,205,778 shares of common stock outstanding. Except as specifically set forth in the notes below, the table does not give affect to (a) the exercise of warrants to purchase 1,663,250 shares of common stock, (b) the exercise of options to purchase an aggregate of 4,052,874 shares of common stock and (c) 1,136,650 shares of common stock reserved for issuance pursuant to our Stock Option Plan.

   Name and Address or                              Amount and Nature of                  Percentage
   Beneficial Owner(1)                             Beneficial Ownership (2)                of Class
   -------------------                             ------------------------                --------
Scott Berry (9)                                               107,750                          .7%
Gregory L. Costley (8)                                        108,443                          .7%
John Giaimo (3)                                               796,707                         5.0%
David Holmes (4)                                                    -                           -
Greg Johnson (5)                                            1,335,907                         8.3%
Larry Ross (9)                                                 15,250                          .1%
Brad Rotter (6)                                               643,000                         4.2%
Doug Swanson (7)                                            1,319,835                         8.0%
All directors and officers
    as a group (8 people)                                   4,326,892                        23.4%

-----------------------
(1) Unless otherwise indicated, the address of each of the listed beneficial owners identified is 2241 Park Place, Suite E, Minden Nevada 89423. Unless otherwise noted, we believe that all persons named in the table have sole voting and investment power with respect to all the shares beneficially owned by them.

(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of warrants or options. Each beneficial owner's percentage ownership is determined by assuming that warrants or options that are held by such person (but not those held by any other person), and that are exercisable within 60 days, have been exercised.

(3) Mr. John Giaimo is President, Chief Operating Officer and a Director of the Company. Includes options to purchase 796,707 shares through May 18, 2004 at exercise prices ranging from $1.47 per share to $8.81 per share. Includes 61,492 shares owned by Melinda Giaimo, the wife of Mr. Giaimo and an employee.

(4) Mr. Holmes was elected Director of the Company on March 15, 1999. Mr. Holmes' address is c/o: Whittier Trust Company of Nevada, 100 W. Liberty Street, Suite 740 Reno, NV 89501.

(5) Mr. Johnson was Chairman of the Board of Directors and Chief Executive Officer of the Company until August 23, 1999. At that time, Mr. Johnson became Chief Technology Officer and remains a Director. Includes options to purchase 914,345 shares at exercise prices ranging from $1.47 per share to $8.81 per share through May 18, 2004.

(6) Mr. Rotter was elected Director of the Company on March 15, 1999. Mr. Rotter's address is c/o: Point West Capital Corporation 1700 Montgomery St. Suite 250, San Francisco, CA 94111

(7) Mr. Swanson is Vice Chairman of the Board of Directors and Executive Vice President of the Company. Includes options to purchase 1,319,835 shares at exercise prices ranging from $1.47 per share to $8.81 per share through May 18, 2004.

(8) Mr. Costley is Chairman of the Board of Directors and Chief Executive Officer of the Company as of August 23, 1999. Includes options to purchase 100,000 shares at an exercise price of $7.94 through August 23, 2002.

(9) Consists of all options ranging in exercise price from $1.47 per share to $8.81 per share through August 5, 2002.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

         As of June 30, 1999, we had $400,000 of common stock with a valuation allowance of zero from WebQuest International, Inc., a company related by common shareholders. During the year ended June 30, 1999, we sold 400,000 shares of the stock to an unaffiliated party for $600,000. Since the revenues previously earned had been deferred due to uncertainty concerning collectibility, the sale of the stock enabled us to recognize $400,000 of the revenue that had been deferred in the prior year and a gain on sale of $200,000. We also acquired an additional $100,000 of Webquest stock as consideration for selling certain technology to WebQuest. Prior to this agreement, we had licensed this technology to WebQuest. The revenue associated with the technology sale has been recorded as deferred revenue until collectibility is assured.

         We had outstanding at June 30, 1999 a $122,000 trade receivable from Webquest. This receivable resulted from programming services performed for WebQuest. We also had a $36,000 receivable, as of June 30, 1999 from RealtySeekers, LLC, a LLC 50% owned by us.

         During the fiscal years ended June 30, 1999 and 1998, the Company received revenues from WebQuest in the amounts of $501,000 and $215,000, respectively.

         On March 14, 1999 the Company loaned WebQuest $50,000 at 12% interest per annum. The note was due on June 15, 1999, and the note has been extended to December 15, 1999. The note is reflected in our notes receivable from related parties.

         In May, 1999 we loaned John Giaimo, our President, $50,000 at 12% interest per annum. The note is due July, 2000. The note is secured by 11,000 shares of Mr. Giaimo's HomeSeekers.com, Inc. common stock. The note is reflected in our notes receivable from related parties.

     As part of the purchase of the assets of Genstar Media it was agreed that we would loan an employee Terry Pullan $50,000 at 5% interest per annum. This loan was secured by Mr. Pullan's shares of HomeSeekers.com, Inc. common stock. As of June 30, 1999 Mr. Pullan had repaid $25,000 of the loan. The $25,000 balance was reflected in our notes receivable from related parties as of June 30, 1999. The remaining $25,000 plus accrued interest was repaid subsequent to year-end.

         Greg Johnson, our Chief Executive Officer at the time, loaned us $100,000 during December 1998 at 12% interest per annum. The loan and accrued interest were repaid to Mr. Johnson during January 1999.

     William Tomerlin, formerly an owner of more than 5% of our common stock, loaned us $40,000 during September 1998, $195,000 during December 1998, and $150,000 during January 1999 all at 12% interest per annum. The entire $385,000 including accrued interest was repaid to Mr. Tomerlin during January 1999.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A)       Index to Exhibits

Exhibits          Description of Documents
--------          ------------------------
3.1(a)            Articles of Incorporation of Aurora Energy, Inc. dated January 13, 1983 (1).
3.1(b)            Amendment to Articles of Incorporation of Aurora Energy, Inc. dated March 23,
                  1983 to change name to Aurora Tech, Inc (1)
3.1(c)            Amendment to Articles of Incorporation of Aurora Tech, Inc. dated June 25, 1984 re: governance (1)
3.1(d)            Amendment to Articles of Incorporation of Aurora Tech, Inc. dated May 12, 1988 changing the name to XRF Corporation (1)
3.1(e)            Articles of Incorporation of NDS Software, Inc. dated September 29, 1994 (1)
3.1(f)            Amendment to the Articles of Incorporation of NDS Software, Inc. dated November 15, 1995 (1)
3.1(g)            Articles of Incorporation of Nevada Data Systems, Inc. dated October 28, 1987 (1)
3.1(h)            Amendment to Articles of Incorporation of Nevada Data Systems, Inc. dated February 27, 1989 changing name to NDS Software (1)
3.1(i)            Amendment to Articles of Incorporation of NDS Software dated May 3, 1990 changing authorized stock (1)
3.1(j)            Amendment to Articles of Incorporation of NDS Software dated December 31, 1990 changing authorized stock (1)
3.1(k)            Amendment to Articles of Incorporation of NDS Software dated September 15, 1993 changing authorized stock (1)
3.1(l)            Amendment to Articles of Incorporation of NDS Software dated June 20, 1994 changing authorized stock (1)
3.1(m)            Amendment to Articles of Incorporation of XRF Corporation dated July 26, 1994 changing name (1)
3.1(n)            Amendment to Articles of Incorporation of NDS Software dated July 15, 1997 changing authorized stock (1)
3.1(o)            Amendment to Articles of Incorporation of NDS Software dated July 1, 1998 changing name (1)
3.2               Bylaws of NDS Software (1)
3.2(a)            Amended and Restated Bylaws of Homeseekers.com, Inc. (3)
4.1               Certificate of Designation for Class A, Series A Preferred Stock (1)
4.2               Amendment to Certificate of Designation for Class A Series A Preferred Stock (1)
4.3               Certificate of Designation for Class B Convertible Preferred Stock (1)
4.4               Certificate of Designation for Class C Convertible Cumulative Preferred Stock (1)
6.1               Amended and Restated 1996 Stock Option Plan (3)
6.2               Articles, Plan and Agreement of Merger between XRF Corporation and NDS Software dated June 13, 1994 (1)
6.3               Agreement and Plan of Reorganization between NDS Software and Visual Listings, Inc. dated May 8, 1996 (1)
6.4               Agreement and Plan of Reorganization between the Company and Focus Publications, Inc. dated August 11, 1997 including Articles of Exchange filed December 31, 1997 (1)
6.5               Articles,  Plan and Agreement of Merger between NDS Software,  Inc., a Utah Corporation and NDS Software,  Inc.,
                  a Nevada Corporation,  dated September 26, 1994 (1)
6.6               Employment Agreement between us and John Giaimo dated March 9, 1999 (3)
6.7               Employment Agreement between us and Greg Johnson dated March 9, 1999 (3)
6.8               Employment Agreement between us and Doug Swanson dated March 9, 1999 (3)
6.9               Form of MLS Agreement (1)
6.10              Plan and Agreement of Reorganization between us and Holloway Publications, Inc. dated May 28, 1999 (2)
6.11              Employment Agreement between us and Greg Costley dated August 23, 1999 (3)
21                Subsidiaries of Registrant (3)
27                Financial Data Schedule (3)

-------------------------

(1) Incorporated by reference to Exhibits with corresponding numbers from our Form 10-SB Registration Statement, as amended, as filed with the Securities and Exchange Commission.

(2) Incorporated by reference to Exhibit 1 from our Form 8-K, as filed with the Securities and Exchange Commission on June 10, 1999.

(3)      Filed herewith.

 B)      Reports on Form 8-K.
         On June 10, 1999, a Report on Form 8-K was filed to disclose the Registrant's acquisition of all of the issued and outstanding shares of Holloway Publications, Inc. on May 28, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HOMESEEKERS.COM, INCORPORATED
                                        (Registrant)


Date:      September 9, 1999            By: /s/Scott Berry
                                        ------------------
                                        Scott Berry
                                        Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:      September 9, 1999

By: /s/Gregory L. Costley               By: /s/Douglas Swanson
-------------------------               ----------------------
Gregory L. Costley                      Douglas Swanson
Chairman of the Board                   Executive Vice President and Director
Chief Executive Officer
Secretary/Treasurer



By: /s/Greg Johnson                     By: /s/John Giaimo
-------------------                     ------------------
Greg Johnson                            John Giaimo
Chief Technology Officer                President, Chief Operating Officer
and Director                            and Director

                             HOMESEEKERS.COM, INC.
                       CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1999 AND 1998

                               TABLE OF CONTENTS

Report of Independent Certified Public Accountants                       F - 1

Consolidated Balance Sheets at June 30, 1999 and 1998                    F-2-3

Consolidated Statements of Operations for the Years Ended
        June 30, 1999 and 1998                                           F-4-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
        Years Ended June 30, 1999 and 1998                               F-6-7

Consolidated Statements of Cash Flows for the Years Ended
        June 30, 1999 and 1998                                           F-8-9

Notes to Consolidated Financial Statements                             F-10-40

                     Albright, Persing & Associates, Ltd.

                         CERTIFIED PUBLIC ACCOUNTANTS
                         1025 Ridgeview Dr., Suite 300
                              Reno, Nevada 89509

              Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
HomeSeekers.com, Inc.

        We have audited the accompanying consolidated balance sheets of HomeSeekers.com, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of HomeSeekers.com, Inc.'s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSeekers.com, Inc. and subsidiaries at June 30, 1999 and 1998, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/ Albright Persing & Associates LTD


July 22, 1999, except for Note 3, as to
    which the date is August 4, 1999

                             HOMESEEKERS.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1999 AND 1998
                            (Amounts in Thousands)

                                                                1999                1998
                                                            -----------         -----------

                                    ASSETS

Current Assets
    Cash and cash equivalents                                $   10,617        $       198
    Accounts receivable, net of allowance for
        uncollectible accounts of $38 in 1999 and
        $4 in 1998                                                1,697                 55
    Accounts receivable, related parties                            158                193
    Notes receivable, related parties                               125                  -
    Inventories                                                       -                 17
    Prepaid expenses                                                309                 13
                                                             ----------         ----------
        Total Current Assets                                     12,906                476


Investments, related party stock, net of valuation
    allowance of $-0- in 1999 and $700 in 1998                      400                  -
Investments in LLCs                                                   -                451
Property and equipment, net                                       1,170                491
Goodwill and other intangible assets, net of
    accumulated amortization of $602 in 1999 and
    $318 in 1998                                                  2,377                361
Other assets                                                         36                119
                                                            -----------         ----------

        Total Assets                                        $    16,889         $    1,898
                                                            ===========         ==========

                     LIABILITIES AND STOCKHOLDERS DEFICIT

Current Liabilities
    Accounts payable                                        $       630         $      324
    Accrued liabilities                                             454                293
    Current portion of capital lease obligations                     26                  -
    Notes payable                                                     -                 30
    Notes payable - related parties                                  13                 31
    Deferred revenue                                              2,693              1,148
                                                            -----------         ----------
        Total Current Liabilities                                 3,816              1,826
                                                            -----------         ----------


  The accompanying notes are an integral part of these consolidated financial statements.

                             HOMESEEKERS.COM, INC.
                          CONSOLIDATED BALANCE SHEETS
                            JUNE 30, 1999 AND 1998
            (Amounts in Thousands, Except Share and Per Share Data)

                                                                1999                1998
                                                            -----------         -----------

Long-Term Liabilities
    Convertible debt                                                 -                140
    Capital lease obligations                                       50                  -
    Deferred revenue                                               333                  -
                                                          ------------        -----------
    Total Long-Term Liabilities                                    383                140
                                                          ------------        -----------

Stockholders' Equity (Deficit)
    Series A convertible preferred stock, $0.001
       par value, 5,000,000 shares authorized;
       -0- shares and 692,000 issued and outstanding
       at June 30, 1999 and 1998, respectively                       -                  1

    Series B convertible preferred stock, $10.00 par
        value, 200,000 shares authorized; -0- shares
        issued and outstanding at June 30, 1999 and
        1998, respectively                                           -                  -

    Series C convertible preferred stock, $10.00 par
        value, 400,000 shares authorized; -0- shares
        issued and outstanding at June 30, 1999
        and 1998, respectively                                       -                  -

    Common stock; $.001 par value, 50,000,000 shares
        authorized; 14,946,283 shares and 7,460,703
        shares issued and outstanding at June 30, 1999
        and 1998, respectively                                      15                  7

    Additional paid in capital                                  29,051             11,113
    Investment in LLC                                             (450)                -
    Dividends on Series A convertible preferred stock             (714)              (119)
    Accumulated deficit                                        (15,212)           (10,370)
    Unrealized loss on securities                                    -               (700)
                                                          ------------         -----------
        Total Stockholders' Equity (Deficit)                    12,690                (68)
                                                          ------------         -----------

        Total Liabilities and Stockholders'
           Equity (Deficit)                                $    16,889         $    1,898
                                                          ============         ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             HOMESEEKERS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
            (Amounts in Thousands, Except Share and Per Share Data)


                                                            1999         1998
                                                            ----         ----
Revenues                                                    3,419       1,666

Cost of Revenues                                              567         339
                                                          -------     -------

    Gross Profit                                            2,852       1,327

Operating Expenses                                          8,009       3,985
                                                          -------     -------

Loss from Operations                                       (5,157)     (2,658)

Other Income (Expense):

    Interest expense                                          (31)       (116)
    Investment Income                                         192           -
    Gain (Loss) on sale of marketable securities              200         (63)
    Other                                                     (44)         (6)
                                                          -------     -------

Loss Before Provision for Income Taxes                     (4,840)     (2,843)

Income Tax Expense                                              2           -
                                                          -------     -------

Net Loss Before Extraordinary Item                         (4,842)     (2,843)

Extraordinary Item-Gain on Extinguishment

    of Debt (Net of Income Tax of $0)                           -          47
                                                          -------     -------

    Net Loss                                              $(4,842)    $(2,796)
                                                          =======     =======


(1) Programming, Support and License revenues include net revenues to related parties of $501 and $215 for fiscal years 1999 and 1998, respectively.


  The accompanying notes are an integral part of these consolidated financial statements.

                             HOMESEEKERS.COM, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
            (Amounts in Thousands, Except Share and Per Share Data)

                                                        1999              1998
                                                        ----              ----

Net Loss                                           $     (4,842)   $     (2,843)

Dividends on Preferred Stock                               (595)           (329)
                                                   ------------    ------------

    Net Loss Attributable to Common Stockholders   $     (5,437)   $     (3,172)
                                                   ============    ============


Basic and Diluted Loss per Share Before
    Extraordinary Gain                             $       (.53)   $       (.51)

Extraordinary Gain on Liabilities Subject
    to Compromise                                             -             .01
                                                   ------------    ------------

    Basic and Diluted Net Loss per Common Share    $       (.53)   $       (.50)
                                                   ============    ============

    Shares Used in Computing Basic and Diluted
        Share Data                                   10,235,286       6,048,471
                                                   ============    ============


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESEEKERS.COM, INC.
             CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY(DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998

                                            Series A              Series B
                                         Preferred Stock       Preferred Stock          Common Stock         Additional
                                        -----------------    -------------------     -------------------       Paid In
                                        Shares     Amount    Shares      Amount      Shares       Amount       Capital
                                        ------     ------    ------      ------      ------       ------     -----------
Balance at June 30, 1997                662,500    $ 663     13,000    $ 130,000    4,605,815   $   4,606    $ 5,334,895
                                        -------    -----     ------    ---------    ---------   ---------    -----------
Issuance of preferred Series A
   stock for cash                       134,500      134          -            -            -           -        268,866
Issuance of preferred Series A
   stock in exchange for debt
   payoff                                45,000       45          -            -            -           -         90,774
Conversion of preferred Series A
   stock for common stock              (150,000)    (150)         -            -      300,000         300           (150)
Exchange of preferred Series B
   stock for common stock                     -        -    (13,000)    (130,000)      35,000          35        129,965
Issuance of common stock to
   vendors and employees for
   goods and services                         -        -          -            -       38,512          38        131,930
Issuance of common stock for
   preferred Series A dividends               -        -          -            -       59,363          59        118,666
Issuance of common stock for
   capital contribution to LLC                -        -          -            -      300,000         300        449,700
Issuance of common stock for
   stock options exercised                    -        -          -            -      141,100         141        366,359
Issuance of common stock for
   warrants exercised                         -        -          -            -       29,507          30         62,470
Issuance of common stock for cash             -        -          -            -      930,501         931      2,060,069
Issuance of common stock for interest
   due on notes payable                       -        -          -            -       37,905          38        129,215
Issuance of common stock in exchange
   for debt payoff                            -        -          -            -       25,000          25         49,975
Conversion of outstanding debt to
   common stock                               -        -          -            -      958,000         958      1,915,042
Sale of warrants                              -        -          -            -            -           -          5,000
Comprehensive Income:
   Net loss                                   -        -          -            -            -           -              -
   Reversal of prior year unrealized
    loss on securities                        -        -          -            -            -           -              -
   Unrealized loss on securities              -        -          -            -            -           -              -
Total Comprehensive Income                    -        -          -            -            -           -              -
                                        -------    -----     ------    ---------    ---------   ---------    -----------
Balance at June 30, 1998                692,000      692          -            -    7,460,703       7,461     11,112,776
                                        -------    -----     ------    ---------    ---------   ---------    -----------

                                                    Accumulated                   Dividends on
                                                       Other                        Series A
                                        Investment  Comprehensive    Accumulated   Preferred
                                          In LLC        Loss           Deficit       Stock          Total
                                        ----------  -------------    -----------   ----------    -----------
Balance at June 30, 1997                 $     -     $(330,775)     $ (7,574,001)   $       -    $(2,434,612)
                                         -------     ---------      ------------    ---------    -----------

Issuance of preferred Series A
   stock for cash                              -             -                 -            -        269,000
Issuance of preferred Series A
   stock in exchange for debt
   payoff                                      -             -                 -            -         90,819
Conversion of preferred Series A
   stock for common stock                                                      -            -              -
Exchange of preferred Series B
   stock for common stock                      -             -                 -            -              -
Issuance of common stock to
   vendors and employees for
   goods and services                          -             -                 -            -        131,968
Issuance of common stock for
   preferred Series A dividends                -             -                 -     (118,725)             -
Issuance of common stock for
   capital contribution to LLC                 -             -                 -            -        450,000
Issuance of common stock for
   stock options exercised                     -             -                 -            -        366,500
Issuance of common stock for
   warrants exercised                          -             -                 -            -         62,500
Issuance of common stock for cash              -             -                 -            -      2,061,000
Issuance of common stock for interest
   due on notes payable                        -             -                 -            -        129,253
Issuance of common stock in exchange
   for debt payoff                             -             -                 -            -         50,000
Conversion of outstanding debt to
   common stock                                -             -                 -            -      1,916,000
Sale of warrants                               -             -                 -            -          5,000
Comprehensive Income:
   Net loss                                    -             -        (2,795,545)           -              -
   Reversal of prior year unrealized
    loss on securities                         -       330,775                 -            -              -
   Unrealized loss on securities               -      (700,000)                -            -              -
Total Comprehensive Income                     -             -                 -            -     (3,164,770)
                                         -------      ---------      ------------    --------     -----------
Balance at June 30, 1998                       -      (700,000)      (10,369,546)    (118,725)       (67,342)
                                         -------      ---------      ------------    --------     -----------

  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESEEKERS.COM, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED JUNE 30, 1999 AND 1998


                                            Series A              Series B
                                         Preferred Stock       Preferred Stock          Common Stock         Additional
                                        -----------------    -------------------     -------------------       Paid In
                                        Shares     Amount    Shares      Amount      Shares       Amount       Capital
                                        ------     ------    ------      ------      ------       ------     -----------
Balance at June 30, 1998                692,000    $ 692        -          -        7,460,703        7,461     11,112,776
                                        -------    -----     ----      -----       ----------   ----------   ------------
Conversion of Preferred Series A
   stock for common stock              (692,000)    (692)       -          -        1,384,000        1,384           (692)
Issuance of common stock for
   preferred Series A dividends               -        -        -          -          108,432          108        595,081
Issuance of common stock for cash             -        -        -          -        4,418,595        4,419     12,471,524
Issuance of common stock for
   stock options exercised                    -        -        -          -          149,376          149        234,006
Issuance of common stock for
   warrants exercised                         -        -        -          -        1,082,845        1,083      3,085,959
Conversion of outstanding debt to
   common stock                               -        -        -          -           70,123           70        140,517

Shares issued to effect acquisitions          -        -        -          -          220,872          221      1,245,942
Issuance of common stock to
  vendors and employees for
   goods and services                         -        -        -          -           51,337           51        105,355
Warrants issued for services                  -        -        -          -                -            -         60,000
Redesignation of investment in LLC            -        -        -          -                -            -              -
Comprehensive Income:
   Net loss                                   -        -        -          -                -            -              -
   Reversal of prior year unrealized
    loss on securities                        -        -        -          -                -            -              -
Total Comprehensive Income                    -        -        -          -                -            -              -
                                        -------    -----     ----      -----       ----------   ----------   ------------

Balance at June 30, 1999                      -    $   -        -      $   -       14,946,283   $   14,946   $ 29,050,468
                                        =======    =====     ====      =====       ==========   ==========   ============



                                                      Accumulated                   Dividends on
                                                         Other                        Series A
                                          Investment  Comprehensive    Accumulated   Preferred
                                            In LLC        Loss           Deficit       Stock          Total
                                          ----------  -------------    -----------   ----------    -----------
Balance at June 30, 1998                         -      (700,000)      (10,369,546)    (118,725)       (67,342)
                                          --------      ---------      -----------      -------    -----------

Conversion of Preferred Series A
   stock for common stock                        -             -                 -            -              -
Issuance of common stock for
   preferred Series A dividends                  -             -                 -     (595,189)             -
Issuance of common stock for cash                -             -                 -            -     12,475,943
Issuance of common stock for
   stock options exercised                       -             -                 -            -        234,155
Issuance of common stock for
   warrants exercised                            -             -                 -            -      3,087,042

Conversion of outstanding  debt to
   common stock                                  -             -                 -            -              -
                                                                                                       140,587
Shares issued to effect acquisitions             -             -                 -            -      1,246,163
Issuance of common stock to
  vendors and employees for
   goods and services                            -             -                 -            -        105,406
Warrants issued for services                     -             -                 -            -         60,000
Redesignation of investment in LLC        (450,000)            -                 -            -       (450,000)
Comprehensive Income:
   Net loss                                      -             -        (4,842,003)           -              -
   Reversal of prior year unrealized
    loss on securities                           -       700,000                 -            -              -
Total Comprehensive Income                       -             -                 -            -     (4,142,003)
                                        ----------     ---------      ------------    ---------    -----------

Balance at June 30, 1999                $ (450,000)    $       -      $(15,211,549)   $(713,914)   $12,689,951
                                        ==========     =========      ============    =========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                                     HOMESEEKERS.COM, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                    (Amounts in Thousands)

                                                             1999         1998
                                                           --------     -------
Cash Flows From Operating Activities
    Net Loss                                               $ (4,842)    $(2,796)
                                                           --------     -------
Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                               531         333
    Loss (gain) on investments                                    -          (1)
    (Gain) Loss on sale of securities                          (200)         63
    Gain on sale of fixed assets                                (26)          -
    Change in allowance for uncollectible accounts               33           -
    Common stock issued for goods and services                   78          10
    Common stock issued for employee compensation                27          59
    Common stock issued for interest                              -          52
    Preferred stock issued for interest                           -           3
    Warrants issued for services                                 60           -
    Changes in assets and liabilities net of effect
      from acquisitions
        Trade receivables                                    (1,504)        (70)
        Inventories                                              17         (12)
        Prepaid expenses                                       (279)        (10)
        Accounts payable                                        127         (17)
        Accrued liabilities                                     (12)       (172)
        Deferred revenue                                      1,779        (358)
                                                           --------     -------
          Net adjustments                                       631        (120)
                                                           --------     -------
            Net Cash Used in Operating Activities            (4,211)     (2,916)
                                                           --------     -------

Cash Flows From Investing Activities
  Purchase of property and equipment                         (1,277)       (212)
  Note receivable additions                                    (150)          -
  Note receivable payments                                       25           -
  Cash acquired in acquisitions                                  (8)          2
  Proceeds from securities sales                                600         745
  Proceeds from fixed asset sales                                29           -
  Net change in other assets                                     80         (91)
                                                           --------     -------
            Net Cash Provided (Used) in
              Investing Activities                             (701)        444
                                                           --------     -------

Cash Flows From Financing Activities
  Principal payments on capital lease obligations                (3)        (17)
  Proceeds from notes payable - related parties                 685         118
  Payments on notes payable - related parties                  (730)       (194)
  Proceeds from notes payable                                   250         250
  Payments on notes payable                                    (669)       (283)
  Net proceeds from sale of common stock,
    options and warrants                                     15,798       2,490
  Net proceeds from sale of preferred stock                       -         269
  Warrants issued for cash and services                           -           5
                                                           --------     -------
            Net Cash Provided by
              Financing Activities                           15,331       2,638
                                                           --------     -------

Net Increase in Cash and Cash Equivalents                    10,419         166

Cash and Cash Equivalents at Beginning of Year                  198          32
                                                           --------     -------

Cash and Cash Equivalents at End of Year                   $ 10,617     $   198
                                                           ========     =======


  The accompanying notes are an integral part of these consolidated financial statements.

                                     HOMESEEKERS.COM, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEARS ENDED JUNE 30, 1999 AND 1998
                                    (Amounts in Thousands)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                             1999         1998
                                                           -------      -------

    Cash paid for interest                                 $    13      $   151
                                                           =======      =======

    Cash paid for income taxes                             $     1      $     1
                                                           =======      =======


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                             1999         1998
                                                           -------      -------

Convertible debt for stock                                 $   140      $ 1,916
Common stock for accrued liabilities                            50           77
Common stock for accounts payable                                -           63
Common stock for note payable                                    -           50
Common stock for preferred stock dividends                     595          119
Preferred stock for note payable                                 -           90
Conversion of preferred stock to common stock                    1            -
Common stock for LLC investment                                  -          450
Common stock received for sale of technology                   100            -
Common stock for customer base                                 200            -
Marketable securities allowance                                700         (369)
Deferred revenue allowance                                       -          292

Acquisition of Holloway Publications
    Accounts receivable                                    $   135      $     -
    Equipment                                                  108            -
    Intangibles and other assets                             1,432            -
    Liabilities assumed                                       (211)           -
    Notes and capital leases assumed                          (493)           -
                                                           -------      -------

    Stock issued to acquire Holloway Publications          $   971      $     -
                                                           =======      =======


  The accompanying notes are an integral part of these consolidated financial statements.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 1 - DESCRIPTION OF BUSINESS AND FINANCING REQUIREMENTS
-----------------------------------------------------------

Organization

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

    HomeSeekers.com, Inc. offers desktop software products used by real estate professionals to manage information, contacts and listings. The Company also provides public access to approximately 50% of the real estate listings in the U.S. Multiple Listing Service via the Internet through its HomeSeekers.com Internet site. The Internet site allows potential home buyers to view multiple listings using a standard Internet dial up connection. Additionally, the Company provides an alternative access to the Multiple Listing Service on HomeSeekers and CityNet, a product that opens the same data to a non-Internet connect home buyer that has a computer and modem.

Risks and Uncertainties

    The Company has not yet generated sufficient revenue and has funded its operations primarily through the issuance of equity and convertible debt. The Company's prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks include the inability of the Company to maintain and increase the levels of traffic on its Internet site, the rejection of the Company's services by consumers, real estate industry vendors and advertisers, the failure to expand its home listing database to effectively cover all localities, as well as other risks and uncertainties.

    The Company experienced losses for every year since its inception in 1987 and had an accumulated deficit at June 30, 1999. Sufficient equity capital has been raised throughout those years to fund operations and the Company's growth. Accordingly, the Company's ability to accomplish its business strategy and to ultimately achieve profitable operations is dependent upon its ability to obtain additional financing and execute its business plan. There can be no assurance that the Company will be able to obtain additional funding, and if available, will be obtained on terms favorable to or affordable by the Company. Failure to raise additional capital when needed could have a material adverse effect on the Company's business, results of operations and financial condition.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
----------------------------------------

Principles of Consolidation and Basis of Presentation

    The consolidated financial statements include the accounts of HomeSeekers.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year financial statements to conform to the current years presentation.

Revenue Recognition

    Revenues from sales of software licenses are recognized upon shipment of the related product, net of revenues attributable to insignificant customer obligations, if any. Advertising revenues are recognized ratably over the term of the advertising agreement beginning at the time the advertisement is first displayed on the Company's Internet site. Payments received from customers prior to the Company shipping the product or displaying the advertisements are recorded as deferred revenue.

    In accordance with Statement of Position 97-2, the Company accounts for certain software transactions for which there is no reasonable basis of estimating the degree or probability of collectibility of related assets using the installment method of accounting, effectively recording the transaction as deferred revenue until the collectibility is probable (see Note 18).

Software Development Costs

    The Company accounts for the costs of developing software products to be sold in accordance with Statement of Financial Accounting Standards 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires the capitalization of costs only during the period from the establishment of technological feasibility to the time at which the product is available for general release to customers. In addition, the Company is involved in activities to continually improve existing products. These costs are not material to the Company's financial position or results of operations, and have been charged to operating expenses in the accompanying statements of operations.

Cash and Cash Equivalents

    Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------------------

Concentrations

Concentration of Credit Risk - Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank, trade receivables, and receivables from officers/stockholders. The Company maintains its cash in various bank deposit accounts throughout the United States. Accounts at each bank are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000 per bank. The Company's accounts at these institutions, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. At June 30, 1999, substantially all accounts receivables are due from customers within the real estate and related industries.

Concentrations of Operations - All of the Company's current products are designed for operation in the national domestic real estate market. Any recessionary pressures or other disturbances in the national real estate market could have an adverse effect on the Company's operations.

For the year ended June 30, 1999, 19% of the Company's revenues were received from one customer for click-through customer leads generated from the Company's Internet site and from its proprietary software. In addition, 12% of the Company's revenues were received from one customer for the sale of mortgage leads. Revenues received from a related party for the sale of technology and custom programming accounted for 15% of the Company's revenues.

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

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------------------

Significant Estimates

Included in the accompanying balance sheet in investments, related party stock are 400,000 shares of restricted common stock of a company related by common shareholders. At June 30, 1998, the carrying value of the marketable securities was $-0-, which represented management's estimate of the estimated fair market value as of June 30, 1998. Such value was based on (1) the fact that the related company was in the process of, but had not developed a public market for, its shares as of June 30, 1998, (2) the block held by HomeSeekers was restricted stock which could not be sold for at least one year after it was acquired, and
(3) the underlying net book value of the related company's stock, after elimination of intercompany transactions, was zero. During fiscal 1999, the related company's stock became listed on a public market and the Company reversed its valuation allowance. Due to the volatility of the stock, which has subjected it to wide swings in market value, the fair market value of such stock on any given date could be substantially more or less than the amount of $400,000 shown on the balance sheet at June 30, 1999 (see Note 4).

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

    At June 30, 1999, the Company held available-for-sale securities with a fair market value of $400,000. At June 30, 1998, the Company had securities with a net recorded value of zero in available-for-sale securities (book value of $700,000 less valuation allowance write down of $700,000 to fair market value of $-0-).

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------------------

Inventory

    Inventory as of June 30, 1998 was recorded at the lower of cost (first-in, first-out method) or market and consisted primarily of magazines for resale. The Company had no inventory as of June 30, 1999.

Property and Equipment

    Property and equipment are stated at cost. Depreciation, which includes the amortization of assets recorded under capital leases, is calculated using the straight line method over estimated useful lives of 3-5 years, or the lease term, whichever is shorter.

Goodwill

    The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is being amortized on a straight line method over lives ranging from three (3) to fifteen
(15) years. Amortization charged to continuing operations amounted to $241,025 and $168,905 for the years ended June 30, 1999 and 1998, respectively. Accumulated amortization at June 30, 1999 and 1998 was $587,227 and $317,702.

Licensed Technology

    Licensed technology is stated at cost and is being amortized on a straight line method over the life of the license of 5 years. Amortization charged to continuing operations amounted to $15,000 for the year ended June 30, 1999. Accumulated amortization at June 30, 1999 was $15,000.

Asset Impairment

    The Company reviews its intangibles and other long-lived assets periodically in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized. Based upon its analysis, at June 30, 1998, goodwill of $34,471 related to the Company's purchase of FOCUS was written off because it was considered to have no continuing value.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------------------

Income Taxes

    The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carryforwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

Advertising

    The Company periodically places advertisements on the radio, in newspapers and magazines, and through television media. Costs of advertising are expensed when incurred. Total advertising costs for the years ended June 30, 1999 and 1998 were $548,089 and $52,773, respectively.

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

    Since the fully diluted loss per share for fiscal 1999 and 1998 was antidilutive, basic and diluted earnings per share are the same. Accordingly, options to purchase common stock in fiscal 1999 and 1998 of 4,082,874 shares and 3,609,200 shares, respectively, warrants to purchase common stock in fiscal 1999 and 1998 of 1,871,657 and 1,799,794 shares, respectively, common shares potentially issuable upon conversion of convertible debt in fiscal 1999 and 1998 of -0- and 70,000 shares respectively, and common shares potentially issuable upon conversion of preferred stock existing at the end of fiscal 1999 and 1998 of -0- and 1,384,000 shares, respectively, were not included in the calculation of diluted earnings per common share.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------------------

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

New Accounting Standards

     In June, 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of general-purpose financial statements. This statement does not, however, require a specific format for the disclosure but requires the Company to display an amount representing total comprehensive income for the period in its financial statements. Comprehensive income is determined by adjusting net income by other items not included as a component of net income, such as the unrealized loss on marketable securities. The Company implemented SFAS No. 130 for its fiscal year 1999. Total comprehensive income is shown in the consolidated statement of stockholders' equity (deficit).

    In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosures about Segments of an enterprise and Related Information. SFAS No. 131 establishes standards for the manner in which public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement also requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company has determined that segment disclosures are not appropriate because the Company operates in only one segment.

    In December, 1997, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition, which superseded SOP 91-1, Software Revenue Recognition. SOP 97-2 was effective for transactions entered into by the Company's after January 1, 1998. The adoption of SOP 97-2 did not have a material effect on the Company's consolidated financial statements or the timing of the Company's revenue recognition.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES - Continued
----------------------------------------------------

New Accounting Standards - Continued

    During 1998, the Company also adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes the accounting practice for capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes, including internal costs. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements or cause the Company to capitalize any material costs associated with the acquisition or development of computer software to be used by the Company for internal purposes.

    In June, 1998, the Financial Accounting Standards Board issued SFAS 131, Accounting for Derivative Instruments and Hedging Activities, however, the effective date for this pronouncement was delayed for one year from the original effective date of fiscal years beginning after June 15, 1999. Since the Company does not deal in derivative instruments or hedging activities, it is anticipated that this pronouncement will have no impact on the Company's consolidated financial statements.

NOTE 3 - BUSINESS ACQUISITIONS AND DISPOSITIONS
-----------------------------------------------

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

    During 1996, 1997, 1998, and 1999, the Company completed the business combinations discussed below, all of which were accounted for by the purchase method of accounting. Accordingly, results of operations for the acquired businesses have been included in the consolidated statements of operations from their respective dates of acquisition. Assets acquired and liabilities assumed have been recorded at fair value based on the best information available.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 3 - BUSINESS ACQUISITIONS AND DISPOSITIONS - Continued
-----------------------------------------------------------

Visual Listings, Inc.

     Effective May 8, 1996, Visual Listing, Inc. (a California corporation) became a subsidiary of the Company as part of an agreement in which the Company acquired all of the outstanding shares of VLI in return for 280,000 shares of the Company' common stock valued at $560,000. The acquisition resulted in the assumption of net liabilities of $77,696.

FOCUS Publications, Inc.

    On August 11, 1997, Focus Publications, Inc. (a California corporation) became a wholly owned subsidiary of the Company as part of an agreement in which the Company acquired all of the outstanding shares of FOCUS in return for 20,000 shares of the Company's common stock valued at $50,000. The excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $41,000, was recorded as goodwill. During the fourth quarter of fiscal year 1998, the Company amortized the $34,000 remaining balance of the goodwill associated with this purchase due to concerns about its ultimate recovery.

    During the fiscal year ended June 30, 1999, the Company sold the assets comprising the Focus Publications purchase back to the original owner, resulting in a gain of $25,975 included in other income.

Genstar Media

    On August 4, 1998, the Company purchased substantially all of the assets of Genstar Media, a sole proprietorship engaged in the business of offering websites and e-mail to realtors. These assets included their customer base, computers and other media equipment, and the business name. The purchase price consisted of 50,000 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $225,000 based on the approximate fair market value of the common stock on the date of acquisition. In addition, the Company committed to the contingent issuance of common stock having an aggregate value of $400,000 if certain revenue thresholds are met. The additional shares, if issued, will be allocated as additional consideration attributable to the customer base purchased. During the year ended June 30, 1999, the revenue levels necessary to issue $200,000 in additional common stock were met, and the Company allocated an additional $200,000 to the customer base. The proforma results of operations would not have been materially different than the historical results reported.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 3 - BUSINESS ACQUISITIONS AND DISPOSITIONS - Continued
-----------------------------------------------------------

Holloway Publications, Inc.

    On May 28, 1999, the Company acquired all of the issued and outstanding common stock of Holloway Publications, Inc. ("Holloway"), a non-public real estate magazine publication company located in Indiana, in exchange for 150,872 shares of the Company's common stock, valued at $971,163 based on the approximate fair market value of the common stock at the date of acquisition. The acquisition was accounted for using the purchase method of accounting and resulted in the assumption of net liabilities of $333,270. The purchase price was allocated substantially to acquired goodwill, the customer base, accounts receivable and equipment acquired in the acquisition. In addition, subsequent to the purchase date, the Company paid off all of the outstanding bank notes payable of Holloway Publications, along with certain accounts payable and stockholder loans, in the total amount of $475,184.

    The following summarized pro forma (unaudited) information assumes the acquisition had occurred on July 1, 1997:

                                                   1999             1998
                                               -----------      -----------

Net Sales                                      $ 4,710,093      $ 2,726,556
                                               ===========      ===========

Loss before extraordinary items                $(5,235,059)     $(2,749,015)
                                               ===========      ===========

Net Loss                                       $(5,235,059)     $(2,702,265)
                                               ===========      ===========

Earnings per share:
  Basic
     Loss before extraordinary items           $      (.56)     $      (.50)
                                               ===========      ===========
     Net loss                                  $      (.56)     $      (.49)
                                               ===========      ===========


    The above amounts reflect adjustments for interest expense on notes payable paid off subsequent to the purchase date and the amortization of goodwill associated with the purchase.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES
---------------------------------------------

    The Company's investments in marketable securities are held for an indefinite period and thus are classified as available for sale. Unrealized holding losses on such securities, which were subtracted from stockholders' equity during 1999 and 1998 were $-0- and $700,000, respectively. Unrealized holding gains, which were added to stockholder's equity during 1999 and 1998 were $700,000 and $-0-, respectively.

    Investments in marketable securities are summarized as follows at June 30:

                                       Gross         Gross
                                    Unrealized     Unrealized       Fair
                                       Gain           Loss          Value
                                     --------      ---------       --------
1999
----
Available for sale securities:
    Common Stock, related party      $700,000      $       -       $400,000
                                     ========      =========       ========

1998
----
Available for sale securities:
    Common Stock, related party      $      -      $(700,000)      $      -
                                     ========      =========       ========

    As of June 30, 1999, the Company had $400,000 of common stock from a related party with a valuation allowance of zero. During the year ended June 30, 1999, the Company sold 400,000 shares of the related party stock to an unaffiliated party for $600,000. Since the revenues earned by the Company had been deferred due to collectibility issues, the sale of the stock enabled the Company to recognize $400,000 in deferred income and a gain on sale of $200,000. Additionally, the Company acquired an additional $100,000 of related party stock as consideration for selling certain technology to the related party. Prior to this agreement, the Company had licensed this technology to the related party.

    As of June 30, 1998, the Company had temporarily written down common stock it received as payment for an account receivable on a licensing fee sold to a related party from $700,000 to $-0-. The common stock was classified on the balance sheet as securities available-for-sale at its estimated temporary fair market value of $-0- as of June 30, 1998. The fair market value of $-0- was based on (1) the fact that the related company was in the process of, but had not developed a public market for, its shares as of June 30, 1998, (2) the block held by HomeSeekers was restricted stock which could not be sold for at least one year after it was acquired, (3) even if the stock were publicly tradeable, the block was too large to sell in a public market at the current time, and (4) the underlying net book value of the related company's stock, after elimination of intercompany transactions, was zero. However, until the related entity was trading its common stock on a public stock market, which did not occur until the Company's 1999 fiscal year, no market was available for the Company to sell its current holdings as of June 30, 1998.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 4 - INVESTMENTS IN MARKETABLE SECURITIES - Continued
---------------------------------------------------------

    Realized gains and losses are determined on the basis of first-in, first-out. During fiscal 1999 and 1998, sales proceeds and gross realized gains and losses on securities classified as available for sale were as follows:

                                           1999              1998
                                        ---------         ---------

        Sales Proceeds                  $ 600,000         $ 744,875
                                        =========         =========
        Gross Realized Losses           $       -         $ (63,125)
                                        =========         =========

        Gross Realized Gains            $ 200,000         $       -
                                        =========         =========


NOTE 5 - INVESTMENTS IN LLCs
----------------------------

    Investments in jointly owned limited liability companies in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses. Investments consist of the following at June 30:

                                                         Percent Owned
                                                   ------------------------
                                                   1999                1998
                                                   ----                ----
         HomeSeekers/iQualify, LLC                  50%                50%
         RealtySeekers, LLC                         50%                50%
         ReoSeekers, LLC                            25%                25%

    Following is a summary of financial position and results of operations of limited liability company investees:

                                                          1999          1998
                                                       --------      ---------
        Current Assets                                 $  1,181      $   1,373
        Other Assets                                    450,000        450,000
                                                       --------      ---------
          Total Assets                                 $451,181      $ 451,373
                                                       ========      =========

        Current Liabilities                            $ 31,626      $  31,626
        Members' Equity                                 419,555        419,747
                                                       --------      ---------
           Total Liabilities and Members' Equity       $451,181      $ 451,373
                                                       ========      =========

         Sales                                         $      -      $  32,489
                                                       ========      =========

         Net Income (Loss)                             $      -      $ (30,252)
                                                       ========      =========

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 5 - INVESTMENTS IN LLCs - Continued
----------------------------------------

    During the year ended June 30, 1998, in order to obtain the right to have access to a desktop underwriter program sponsored by Fannie Mae and Freddy Mac, the Company entered into an LLC agreement with a public mortgage company ("Finet") wherein the Company obligated itself to perform certain duties, such as the creation of a Website and the creation of sufficient traffic to the site to generate a certain number of qualified consumer loan leads. In order to secure its obligation to perform these duties, the Company was required to contribute 300,000 shares of its common stock as a capital contribution to the LLC. If the Company fails to meet certain performance criteria outlined in the LLC agreement, and its partner, Finet, has met its performance criteria, then Finet has the right to withdraw from the LLC a pro-rata amount of the 300,000 shares of the Company's stock on an annual basis, limited to 100,000 shares per year. As of June 30, 1998, the Company did not consider its investment in the LLC, consisting of its own restricted common stock to be a receivable since the ultimate return of the stock could not be established due to the performance criteria restriction.

    During the year ended June 30, 1999, the Company renegotiated its operating relationship with Finet, and (1) entered into a license agreement that replaced the LLC described in the paragraph above, and (2) entered into an agreement to dissolve the LLC.

    The Company intends to liquidate the LLC by December 31, 1999 and sell the 300,000 shares of common stock that the Company contributed to the LLC in the marketplace. Therefore, as of June 30, 1999, due to the change in the nature and use of this stock, the Company has reclassified the $450,000 associated with these 300,000 shares of common stock from assets to an offset to stockholders' equity.

    The license agreement calls for the Company and Finet to create and operate a mortgage loan center at www.interloan.com/homeseekers on the Internet where the Company will supply mortgage applicant leads to Finet in exchange for certain cash payments. The Company paid Finet $450,000 in February 1999 for the use of their mortgage application technology. Finet shall pay the Company non-refundable "slotting fees" totaling $720,000 between September 1, 1999 and June 1, 2000 for mortgage customer leads sent to Finet via this new Internet site from the Company's web sites. The slotting fees translate into $1.00 per "unique click-through" lead. The company is obligated to provide Finet with 720,000 unique click-through leads for the $720,000 in slotting fees. The Company is recognizing the revenue from this license agreement as it provides the customer leads to Finet. Additionally, the Company will receive $50,000 per year over a five-year period from Finet for a link on the Company's "Realty 2000" real estate agent browser software.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 6 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consisted of the following at June 30:

                                                           1999          1998
                                                        ----------     --------
Computer Equipment                                      $1,192,666     $720,671
Software                                                   210,001      103,528
Furniture and office equipment                             296,123       91,761
Leasehold improvements                                     156,447       13,542
Vehicles                                                    55,000            -
Equipment under capital lease                              123,157       68,976
                                                        ----------     --------
                                                         2,033,394      998,478
Less: Accumulated depreciation and amortization           (787,422)    (460,294)
      Accumulated amortization under capital leases        (76,295)     (47,609)
                                                        ----------     --------
                                                        $1,169,677     $490,575
                                                        ==========     ========

    Depreciation and amortization expense for the fiscal years ended June 30, 1999 and 1998 amounted to $281,789 and $332,689, respectively. Amortization expense under capital leases was $1,265 and $13,795 for the years ended June 30, 1999 and 1998, respectively.



NOTE 7 - OTHER ASSETS
---------------------

    Other assets consist of the following at June 30:

                                                             1999         1998
                                                           --------     --------

Deposits                                                   $ 30,196     $ 10,155
Deposit on purchase of Opticom Corporation                        -      100,000
Trademark, net of accumulated amortization of
   $3,667 in 1999 and $3,281 in 1998                          5,984        6,370
Debt issue costs, net of accumulated amortization
  of $9,600 in 1999 and $6,667 in 1998                            -        2,933
                                                           --------     --------

                                                           $ 36,180     $119,458
                                                           ========     ========

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 8 - ACCRUED LIABILITIES
----------------------------

    Accrued liabilities consisted of the following at June 30:

                                                      1999           1998
                                                    --------       --------

      Accrued payroll and related expenses          $431,367       $190,495
      Other accrued liabilities                       22,942        102,475
                                                    --------       --------

                                                    $454,309       $292,970
                                                    ========       ========


NOTE 9 - NOTES PAYABLE
----------------------

    Short-term notes payable consisted of the following amounts at June 30:

                                                          1999          1998
                                                        -------       -------

     Note payable to unrelated third party,
       interest payable monthly at 12% per
       annum, principal due on May 30, 1997,
       unsecured                                        $     -       $29,698
                                                        -------       -------

                                                        $     -       $29,698
                                                        =======       =======


NOTE 10 - NOTES PAYABLE TO RELATED PARTIES
------------------------------------------

    Short-term notes payable to related parties consisted of the following amounts at June 30:

                                                      1999          1998
                                                    -------       -------
         Notes payable to related parties
           acquired in acquisition of VLI,
           interest accrues at annual rates
           of 16.65% to 18%, principal and
           unpaid accrued interest due on
           demand, unsecured                        $     -       $31,595

         Note payable to related parties
           acquired in acquisition of
           Holloway Publications, no specific
           repayment terms, interest accrues
           at rate of 12% per annum, unsecured       13,000             -
                                                    -------       -------

                                                    $13,000       $31,595
                                                    =======       =======



    At June 30, 1999, the weighted average interest rate on all short-term borrowings including related party borrowings was 12%. The Company incurred $23,631 and $12,306 in related party interest expense for the years ended June 30, 1999 and 1998, respectively.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 11 - CAPITAL LEASE OBLIGATIONS
-----------------------------------

Capital lease obligations consist of the following:

                                                         Year Ended June 30,
                                                       ----------------------
                                                          1999          1998
                                                       --------       -------
Capital lease payable to Star Financial Bank,
  dated February, 1999, payable at $1,353 per
  month, including interest imputed at 8.3%
  per annum, maturity February, 2002, secured
  by certain software, personally uaranteed by
  a shareholder                                        $ 45,106       $     -

Capital lease payable to GE Capital Trans
  Leasing, dated December, 1996, payable at
  $1,219 per month including interest imputed
  at 13% per annum, maturity November, 1999,
  secured by certain computer equipment,
  personally guaranteed by a shareholder                  5,898             -

Capital lease payable to GE Capital Trans
  Leasing, dated March, 1998, payable at $243
  per month including interest imputed at 14%
  per annum, maturity March, 2001, secured by
  certain computer equipment, personally
  guaranteed by a shareholder                             4,513             -

Capital lease payable to Star Financial Bank,
  dated October, 1998, payable at $683 per
  month including interest imputed at 21%
  per annum, maturitym December, 2002, secured
  by certain magazine racks, personally
  guaranteed by a shareholder                            19,821             -
                                                       --------       -------
                                                         75,338             -
Less Current Portion                                    (25,752)            -
                                                       --------       -------
Long Term Capital Lease Obligation                     $ 49,586       $     -
                                                       ========       =======

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 11 - CAPITAL LEASE OBLIGATIONS - Continued
-----------------------------------------------

    The amount of interest cost incurred for the year ended June 30, 1999 was $805.

    Following are maturities of capital lease obligations for each of the next five years:

               Year ended
                 June 30,                      Amount
               ----------                     -------
               2000                           $25,752
               2001                            21,625
               2002                            22,039
               2003                             5,922
               2004 and thereafter                  -
                                              -------
                                              $75,338
                                              =======

NOTE 12 - CONVERTIBLE REDEEMABLE PROMISSORY NOTES WITH WARRANTS
---------------------------------------------------------------

    During the year ended June 30, 1997, the Company completed a $1,500,000, 60 unit private placement of unsecured convertible redeemable promissory notes with attached redeemable common stock purchase warrants priced at $25,000 per unit. A unit included a redeemable promissory note and a warrant. At June 30, 1997, the Company had placed 60 units and received $1,500,000.

    Also during the year ended June 30, 1997, the Company commenced and completed a $500,000, 20 unit private placement of unsecured convertible redeemable promissory notes with attached redeemable common stock purchase warrants priced at $25,000 per unit. A unit included a redeemable promissory note and a warrant. At June 30, 1997, the Company had placed 23.24 units and received $581,000.

    The notes had a maturity date of June 1, 1999 and accrued interest at 12% per annum payable semi-annually beginning December 1, 1996. As of June 30, 1999, all notes had been paid in full.

    Each unit also consists of a warrant to purchase 12,500 shares of the Company's common stock at an exercise price of $3 per share at any time prior to June 15, 1998, which was extended until June 15, 1999. At June 30, 1998, warrants to purchase 1,040,500 shares of the Company's common stock had been issued to the note holders. As of June 30, 1999, all of these warrant holders had exercised their warrants.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 12 - CONVERTIBLE REDEEMABLE PROMISSORY NOTES WITH WARRANTS - Continued
---------------------------------------------------------------------------

    During the years ended June 30, 1999 and 1998, convertible debt in the amount of $140,000 and $1,916,000, respectively, was exchanged for the Company's common stock at the rate of one share of the Company's common stock for each $2 of indebtedness. As of June 30, 1999, all of the convertible debt has either been repaid or converted into common stock.

NOTE 13 - COMMITMENTS
---------------------

Leases

    The Company leases its facilities under five non-cancelable operating leases. One facility lease includes an escalation clause based on the consumer price index and is adjusted on an annual basis and has a term of five years. The Company also has a service agreement with an Internet access provider. The following is a schedule, by years, of the future minimum lease payments under operating leases, together with the net minimum lease payments as of June 30, 1999.

           Years ending June 30,
                  2000                             $  330,348
                  2001                                250,562
                  2002                                231,408
                  2003                                234,531
                  2004                                245,344
                  Thereafter                           20,091
                                                   ----------
                  Totals                           $1,312,284
                                                   ==========


     Rental expense for all operating leases was $136,283 and $119,000 for the years ended June 30, 1999 and 1998, respectively.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 13 - COMMITMENTS - Continued
---------------------------------

Capital Leases

    The Company has computer equipment and software with a net book value of $46,862 (accumulated depreciation of $76,295) under capital leases at June 30, 1999.

    Minimum future lease payments under the capital leases as of June 30, 1999, for each of the next five years and in aggregate is as follows:

               Year ending
                  June 30,                                     Amount
               -------------                                  --------
               2000                                           $ 33,452
               2001                                             26,628
               2002                                             24,437
               2003                                              6,123
               2004 and thereafter                                   -
                                                              --------
                                                                90,640
               Less: amount representing interest              (15,302)
                                                              --------

               Present value of minimum lease payments        $ 75,338
                                                              ========

     The interest rate on capitalized leases varies from 8.3% to 21.17% and is imputed based on the lessor's implicit rate of return.

Employment Agreements

    During May and June of 1996, the Company entered into employment agreements with three officers. The agreements are for a five-year period and call for an annual salary for each officer of $70,000 and an annual bonus of 4% of pre-tax earnings. Effective September 1, 1996, each officer's annual salary increased to $100,000. An additional increase called for in the agreements to $144,000 was effective March 4, 1997. The agreements were restructured on March 9, 1999 to include stock options to purchase 100,000 shares of common stock annually, commencing March 9, 2000. Additionally, in the event of an involuntary termination, each officer is entitled to receive a severance salary equal to 5 years of the annual base pay earned by the officer immediately prior to termination.

    During the fiscal year ended June 30, 1999, the Company entered into employment agreements with several key employees. The agreements are for a three-year period commencing July 1, 1999 and call for annual salaries ranging from $40,000 to $120,000 and various incentive bonuses. Each employee also received stock options to purchase 40,000 to 120,000 shares of common stock.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 13 - COMMITMENTS - Continued
---------------------------------

Federal and State Income Tax Returns

    At the current time, the Company is in the process of completing the proper returns to bring all federal and state tax filings current.

Legal Proceedings

    The Company is a defendant in a civil action filed by a Company with a similar name for alleged trademark and trade name infringement. The suit asks for unspecified damages. The Company believes the suit is completely without merit and intends to vigorously defend its position.

NOTE 14 - STOCKHOLDERS' EQUITY

    On July 15, 1997, the Company amended its articles of incorporation regarding authorized shares. The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share, 5,000,000 shares of Series A preferred stock, par value $.001 per share, 200,000 shares of Series B preferred stock, par value $10.00 per share, and 4,800,000 shares of undesignated preferred stock, par value $.001 per share. On the same date, the Company filed a certificate of designation creating a class of 400,000 shares of Series C preferred stock, par value $.001 per share.

Common Stock

    As of June 30, 1999, the Company has reserved a total of 5,954,531 shares of common stock pursuant to outstanding warrants and options.

    Warrants to purchase 1,082,845 common shares were exercised during fiscal 1999 at prices averaging $2.85 per share. Warrants to purchase 29,507 common shares were exercised during fiscal 1998 at prices averaging $2.12 per share. Options to purchase 149,376 common shares were exercised during fiscal 1999 at an average price of $1.56 per share. Options to purchase 141,100 common shares were exercised during fiscal 1998 at an average price of $2.60 per share.

Redeemable Common Stock Warrants

    In May 1996, and in consideration for assisting the Company in raising at least $2,500,000 in financing, which included the convertible redeemable promissory notes (Note 12), the Company entered into a consulting agreement with a partnership to perform business advisory services in exchange for three (3) redeemable warrants to purchase 150,000 shares of common stock each, 50,000 shares of common stock and $50,000. The warrants each have a five year life from the date of issuance and are exercisable at $1.75, $3 and $4 per share.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 14 - STOCKHOLDERS' EQUITY - Continued
------------------------------------------

Redeemable Common Stock Warrants - Continued

    Warrants for the purchase of common shares that were issued and outstanding as of June 30, 1999 are summarized below:

               Number of           Exercise            Year of
               Warrants             Price            Expiration
               ---------          ---------          ----------
                 270,000          $ 1.47              1999-2002
                 494,530          2.00-2.50           1999-2004
                 587,127          3.00-3.50           1999-2004
                 170,000          4.00-4.56           2001-2002
                 150,000             5.50                  2002
                 200,000          6.00-6.25           2000-2004
               ---------
               1,871,657
               =========

    In March, 1998, the Board of Directors authorized the sale of warrants to purchase 75,000 common shares at $3.00 per share for consideration of $5,000.

    During fiscal 1999, a total of 1,154,708 warrants expiring on various dates in 1999 through 2004 to purchase common shares at exercise prices of $2.00 to $6.25 were issued to consultants and investors. During fiscal 1998, a total of 409,801 warrants expiring on various dates in 1998 through 2001 to purchase common shares at exercise prices of $1.47 to $5.00 were issued to consultants and investors.

Preferred Stock

Series A

    Series A preferred stock has a par value of $.001 and is entitled to a cumulative dividend, when declared, of 15% per annum based upon a value of $2 per share. At the option of the board of directors, each share of stock can be redeemed at $2 per share, or, at the option of the shareholder, each share of stock can be converted to common stock at a rate of two shares of common stock for each share of preferred. Upon conversion to common stock, accumulated dividends shall be paid through the issuance of additional common shares or the payment of cash at the option of the board of directors. Each share of series A preferred stock is entitled to the voting rights of five shares of common stock. During the year ended June 30, 1999, all 692,000 outstanding shares of Series A convertible preferred stock and the related dividends were converted into common stock.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 14 - STOCKHOLDERS' EQUITY - Continued
------------------------------------------

Series B

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

Series C

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

    At June 30, 1999, there were no outstanding shares of Series A, Series B or Series C preferred stock. At June 30, 1998, there were 692,000 outstanding of Series A preferred stock and no outstanding shares of Series B or Series C preferred stock.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 14 - STOCKHOLDERS' EQUITY - Continued
------------------------------------------

Dividends

    Due to the conversion of 692,000 shares of Series A preferred stock to common stock in fiscal 1999, the Company paid dividends in arrears on the converted shares at an average rate of $.86 per share, totaling $595,189. The dividends were paid by the issuance of 108,432 shares of common stock. Due to the conversion of 150,000 shares of Series A preferred stock to common stock in February, 1998, the Company paid dividends in arrears on the converted shares at the rate of $.79 per share, totaling $118,725. The dividends were paid by the issuance of additional common stock.

     At June 30, 1999, all dividends in arrears on the 15% cumulative Series A preferred stock were paid in full.

NOTE 15 - 1996 STOCK OPTION PLAN

    On October 9, 1996, the Company's Board of Directors ratified a stock option plan under which the Company may grant qualified and non-qualified incentive stock options to employees, directors, and consultants. As part of the provisions of the plan, the Company may grant, but is not obligated to grant, options that include reload features. The Company has reserved 5.5 million shares of its common stock for issuance under the plan. Options granted generally have terms from one to five years from the date of grant and generally vest immediately or ratably over their terms. The exercise price of incentive stock options granted under the plan may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. For a person who at the time of the grant owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options granted under the plan may not be less than 110% of the fair market value of the common stock on the date of the grant. During fiscal year 1999, the Company amended and restated the 1996 Stock Option Plan to allow employees 90 days after separation from the Company to exercise all vested options.

    The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for the plan in 1999 and 1998. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net income (loss) and earnings per share would have been impacted as follows:


                                      1999              1998
                                  ------------      ------------
    Net Income (Loss)

        As reported               $ (4,842,003)     $ (2,795,545)
                                  ============       ===========

        Pro forma                 $ (7,164,746)     $ (4,544,101)
                                  ============       ===========

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 15 - 1996 STOCK OPTION PLAN - Continued
--------------------------------------------

    Basic and Diluted Earnings Per Share

        As reported              $       (.53)     $      (0.50)
                                 ============      ============

        Pro forma                $       (.70)     $       (.75)
                                 ============      ============

    The pro forma amounts were estimated using the Black-Scholes option pricing model with the following assumptions for fiscal 1999 and 1998:

                                               1999               1998
                                             ---------          ---------
          Dividend Yield                             0%                0%
          Risk-Free Interest Rate                  5.5%             5.50%
          Expected Life                       0-8 years         1-5 years
          Expected Volatility                   108.40%           115.47%

    Expected lives are equal to the remaining option terms for both years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

    Compensation expense that would have been charged to operations had the provisions of FASB 123 been applied were $2,322,743 in 1999 and $1,748,556 in 1998.

     Following is a summary of the status of options outstanding during the years ended June 30, 1999 and 1998:


                                      YEAR ENDED 6-30-99            YEAR ENDED 6-30-98
                                   -------------------------     ------------------------
                                                    Weighted                     Weighted
                                                     Average                     Average
                                                    Exercise                     Exercise
                                   # of Shares        Price      # of Shares       Price
                                   -----------        -----      -----------       -----
Outstanding at July 1                3,609,200        $1.76       2,965,800        $2.97
Granted                              1,266,250         4.90         867,500         2.65
Canceled                              (633,200)        3.00         (83,000)        4.31
Exercised                             (159,376)        1.56        (141,100)        2.60
                                    ----------        -----       ---------        -----

Outstanding at June 30               4,082,874         2.58       3,609,200         1.76

Options exercisable at
  June 30                            3,617,749         1.98       3,512,949         1.76

Weighted average fair value
 of options granted during
 1999 and 1998                                         1.32                         2.02

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 15 - 1996 STOCK OPTION PLAN - Continued
--------------------------------------------

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

    The following table summarizes information regarding stock options outstanding at June 30, 1999:

                                       Outstanding Options             Exercisable Options
                                    -------------------------        ----------------------
                                     Weighted
                                     Average         Weighted                      Weighted
                                     Remaining       Average                       Average
   Exercise                         Contractual      Exercise                      Exercise
  Price Range        Number            Life           Price            Number       Price
  -----------      ---------         ----------      --------        ---------     --------
     $ 1.47        2,623,124         3.48 years       $ 1.47         2,598,124     $ 1.47
       1.93            5,000         1.75 years         1.93             5,000       1.93
       2.00           96,000         6.5 months         2.00            96,000       2.00
       2.38          530,000         4.11 years         2.38           530,000       2.38
       2.62           62,500         1.78 years         2.62            62,500       2.62
       4.00            2,500         3.96 years         4.00               -0-       4.00
       4.64            5,000         2.08 years         4.64             5,000       4.64
       5.00           10,000         3.18 years         5.00            10,000       5.00
       5.06            5,000         5.52 years         5.06               -0-       5.06
       5.12           10,000         4.71 years         5.12               625       5.12
       5.25            5,000         5.63 years         5.25               -0-       5.25
       5.31          300,000         4.89 years         5.31           300,000       5.31
       5.38           10,000         4.61 years         5.38               -0-       5.38
       5.50           15,000         2.45 years         5.50            10,000       5.50
       5.75            5,750         5.27 years         5.75               250       5.75
       5.94            4,000         4.95 years         5.94               -0-       5.94
       6.03           50,000         5.59 years         6.03               -0-       6.03
       6.06            5,000         5.63 years         6.06               250       6.06
       6.19           66,000         4.93 years         6.19               -0-       6.19
       6.50           25,000         4.45 years         6.50               -0-       6.50
       8.81          238,000         4.48 years         8.81               -0-       8.81
       9.97           10,000         4.83 years         9.97               -0-       9.97
                   ---------                                         ---------
                   4,082,874                                         3,617,749
                   =========                                         =========

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS
---------------------------------------------

    Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments' ("SFAS No. 107"), requires disclosure of the fair value of financial instruments. The estimated fair value amounts have been determined by the Company using available market value information and appropriate methodologies. However, considerable judgement is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts the Company could realize in a current market exchange. Estimated fair values of the Company's financial instruments are as follows:

                                            1999                         1998
                                ----------------------------    ----------------------
                                                  Estimated                  Estimated
                                  Carrying          Fair        Carrying       Fair
                                   Amount           Value        Amount        Value
                                ------------    ------------    ---------    ---------
Assets:
  Cash                          $ 10,617,403    $ 10,617,403    $ 198,410    $ 198,410
  Accounts receivable              1,854,546       1,854,546      248,172      248,172
  Notes receivable                   125,000         125,000            -            -
  Investment in related party
    stock                            400,000         400,000            -            -
  Investment in LLC's                    132             132      450,687      450,687
  Capital leases                     (75,338)        (75,338)       (--)         (--)
  Notes payable                      (13,000)        (13,000)     (61,293)     (61,293)
  Convertible debt                         -               -     (140,000)    (140,000)

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

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 17 - INCOME TAXES
----------------------

    Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes as of June 30, 1999 and 1998 are as follows:

                                                       1999            1998
                                                   -----------      -----------
Deferred tax assets:
    Net operating loss carryover                   $ 3,647,740      $ 2,682,959
    Deferred revenue                                 1,059,322          401,679
    Amortization of goodwill                           118,812           73,150
    Employee salaries issued in stock                   30,172           20,580
    Inventory valuation methods                              -           12,928
    Allowance for bad debts                             13,054            1,544
                                                   -----------      -----------
                                                     4,869,100        3,192,840
Deferred tax liabilities:
    Depreciation                                       (30,931)         (19,594)
                                                   -----------      -----------
                                                     4,838,169        3,173,246
Less: Valuation allowance                           (4,838,169)      (3,173,246)
                                                   -----------      -----------
    Net deferred taxes                             $         -      $         -
                                                   ===========      ===========

     The increase in the valuation allowance was $1,664,923 and $966,091 for the years ended June 30, 1999 and 1998, respectively.

    The Company has available at June 30, 1999, $10,422,113 of unused operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2008 to 2014.

    The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                         1999                 1998
                                                     -----------           ---------
     Federal benefit expected at statutory rate      $(1,694,701)          $(978,441)
     Operating losses with no current benefit            964,780             939,278
     Taxable deferred revenue                            657,642             (23,131)
     Amortization of software costs                        3,500                   -
     Depreciation                                        (11,336)            (12,778)
     Goodwill                                             55,794              43,425
     Employee salaries issued in stock                     9,592               6,405
     Inventory valuation methods                         (12,927)             12,927
     Allowance for bad debts                              11,509                   -
     Asset sales                                         (13,666)
     Non-deductible expenses                              29,813              12,315
                                                     -----------           ---------
                                                     $         -           $       -
                                                     ===========           =========

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 18 - RELATED PARTY TRANSACTIONS
------------------------------------

Receivables from Related Parties

     The Company has outstanding at June 30, 1999 and 1998, amounts due from related parties as follows:

                                                         1999                1998
                                                       --------            --------
Trade receivables due from related parties             $153,138            $181,771
Notes receivable due from an officer                     50,000                   -
Notes receivable due from an employee                    25,000                   -
Note receivable due from a related entity                50,000                   -
Advances due from employees                                 150              11,518
                                                       --------            --------

                                                       $278,288            $193,289
                                                       ========            ========


Payables to Related Parties

     The Company had outstanding at June 30, 1999 and 1998, amounts due to related parties as follows:

                                                         1999                1998
                                                       --------            --------
Notes payable to related parties acquired in
  acquisition of VLI                                   $      -            $ 31,595
Note payable to related party acquired in
  the acquisition of Holloway Publications               13,000                   -
                                                       --------            --------

                                                       $ 13,000            $ 31,595
                                                       ========            ========

     During the years ended June 30, 1999 and 1998, the Company incurred $23,631 and $12,306 in related party interest expense.

Investments in Related Party Stock

     During the fiscal year ended June 30, 1999, the Company accepted 100,000 shares of WebQuest International restricted common stock as consideration for the sale of technology to the Company. WebQuest is a company related by common shareholders. The revenue associated with the technology sale has been recorded as deferred income until collectibility is assured.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 18 - RELATED PARTY TRANSACTIONS - Continued
------------------------------------------------

Investments in Related Party Stock - Continued

    During the fiscal year ended June 30, 1998, the Company accepted the settlement of an outstanding account receivable with WebQuest International company related by common shareholders, in the amount of $700,000 by receipt of 700,000 shares of restricted common stock of WebQuest. At June 30, 1998, a writedown to the estimated fair market value of the investment, expected to be temporary in nature, was recorded for the entire amount of $700,000. The account receivable was related to the license of technology to WebQuest, which had been recorded as deferred revenue until collectibility is assured. During fiscal year 1999, a portion of the shares were sold for cash, thereby allowing the Company to recognize as revenue a portion of the amount previously deferred.

Accounts Payable

    Included in accounts payable as of June 30, 1999 are $14,074 of related party payables.

Revenues

    During the fiscal years ended June 30, 1999 and 1998, the Company received revenues from related parties in the amounts of $501,355 and $215,297, respectively.

Deferred Revenue

     In accordance with Statements of Position 97-2 and 91-1, during the year ended June 30, 1998, the Company deferred revenue received from WebQuest in the amount of $700,000 for the license of technology due to collectibility issues. Since the collectibility of this revenue relates to the 700,000 shares of WebQuest restricted common stock that the Company accepted as payment on the license fee, and the probability of the collection of cash from the ultimate sale of the stock could not be determined as of June 30, 1998, the revenues related to this sale are recognized on the basis of cash received. During the year ended June 30, 1999, 400,000 of the 700,000 WebQuest shares were sold for cash. Therefore, the Company recognized $400,000 in revenue, of the total $700,000 in deferred revenue. In addition, during fiscal year 1999, the Company received an additional 100,000 shares of WebQuest for the sale of certain technology. The revenues from this sale have also been deferred until collectibility is assured.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 19 - LIABILITIES SUBJECT TO COMPROMISE
-------------------------------------------

    Prior to the fiscal year ended June 30, 1998, the Company had an unsecured trade creditor account payable in the amount of $46,750, which represented advances of equipment received from a customer as part of a joint venture with the Company. No request for payment or return of the equipment had been received by the Company as of June 30, 1998. The reduction of this liability resulted in an extraordinary gain of $46,750 for the year ended June 30, 1998.

NOTE 20 - YEAR 2000 ISSUES
--------------------------

    Because many computer systems and programs use only two digits to record the year in date fields, such systems may not be able to accurately process dates including the year 2000 and after. The effects of this problem will vary from system to system and may result in a major system failure, or adversely affect a company's operations as well as the ability to prepare financial statements.

    In order to determine the impact that Year 2000 issues have on the Company,
(1) a complete assessment of all systems potentially affected by Year 2000 issues needs to be completed, and (2) management needs to determine the consequences that its Year 2000 issues would have on its business, results of operations, and financial condition. The Company's assessment of its Year 2000 issues includes addressing whether third parties with whom the Company has a material relationship are Year 2000 compliant.

    At the current time, the Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the Year 2000 issue and is developing an implementation plan to resolve the issue. In addition, the Company is in the process of identifying all third parties with whom the Company has a material relationship so that they may determine if such parties are Year 2000 compliant. The Company presently believes that, with modifications to existing software and conversion to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 may have a material impact on the operations of the Company. Additionally, if the Company's customers and vendors are unable to resolve such processing issues in a timely manner, it could result in material financial risk.

                              HOMESEEKERS.COM, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999 AND 1998


NOTE 21 - SUBSEQUENT EVENTS
---------------------------

Equity Transaction

    During July, 1999, a warrant holder exercised warrants that netted the Company $178,500.

Acquisition

    On July 13, 1999, the Company purchased certain assets of Real Estate Technology Institute, Inc. ("RETI"), an Internet web site sales and production company, for $40,000 and 28,000 shares of restricted common stock. Additionally, the owner and operator of RETI has become an employee of the Company.

Employment Agreement

    The Company hired a new Chairman and CEO who will begin employment on August 23, 1999. His employment agreement is for a term of three years and includes cash compensation of $200,000 per year, a signing bonus of $40,000, and various stock options.