Form 10QSB
period 1999-09-30
HOMESEEKERS COM INC
filed 1999-11-15
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended SEPTEMBER 30, 1999

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from
         ____________________to________________

Commission File Number: 0-23835

                          HOMESEEKERS.COM, INCORPORATED
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

NEVADA                                              87-0397464
------                                              ----------
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                  Identification No.)

              6490 S. MCCARRAN BOULEVARD, SUITE 28, RENO, NV 89509
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (775) 827-6886
                                 --------------
                          (Issuer's telephone number)

                    2241 PARK PLACE, SUITE E, MINDEN NV 89423
                    -----------------------------------------
                 (Former address, if changed since last reports)


         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES [X]  NO_____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,754,262 shares of common stock, $.001 par value, outstanding as of November 5, 1999.


                          HOMESEEKERS.COM, INCORPORATED
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
              Form 10-QSB for the quarter ended September 30, 1999




PART I            FINANCIAL INFORMATION

Item 1            Financial Statements:                                               Page
                                                                                     ------
                  Consolidated Condensed Balance Sheets as of
                  September 30, 1999 and June 30, 1999                                  3

                  Consolidated Condensed Statements of Operations
                  for the quarters ended September 30, 1999 and 1998                    5

                  Consolidated Condensed Statements of Cash Flows for
                  the quarters ended September 30, 1999 and 1998                        6

                  Notes to the Consolidated Condensed Financial Statements              9

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   12

PART II           OTHER INFORMATION

Item 1            Legal Proceedings                                                     15

Item 2            Changes in Securities and Use of  Proceeds                            15

Item 3            Defaults upon Senior Securities                                       15

Item 4            Submission of Matters to a Vote of Security Holders                   15

Item 5            Other Information                                                     15

Item 6            Exhibits and Reports on Form 8-K                                      15

                  SIGNATURES                                                            16


                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                             September 30,       June 30,
                                                                                 1999              1999
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)
                                     ASSETS

Current Assets
     Cash and cash equivalents                                               $ 7,426             $10,617
     Accounts receivable, net of allowance for uncollectible
         accounts of $37 and $38                                               1,979               1,697
     Accounts receivable, related parties                                        183                 158
     Notes receivable, related parties                                           214                 125
     Prepaid expenses                                                            806                 309
                                                                             -------             -------
         Total Current Assets                                                 10,608              12,906

Investments, related party stock                                                 400                 400
Other investments                                                              3,000                  --
Property and equipment, net                                                    3,893               1,170
Goodwill and other intangible assets net of
      accumulated amortization of $786 and $602                               12,811               2,377
Other assets                                                                     214                  36
                                                                             -------             -------
         Total Assets                                                        $30,926             $16,889
                                                                             =======             =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                        $   290             $   630
     Accrued liabilities                                                         559                 454
     Current portion of capital lease obligations                                 52                  26
     Notes payable                                                                55                  --
     Notes payable - related party                                                --                  13
     Deferred revenue                                                          3,061               2,693
                                                                             -------             -------
         Total Current Liabilities                                             4,017               3,816
                                                                             -------             -------

See notes to consolidated condensed financial statements.
                                                                                             (Continued)



                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                   (Continued)


                                                                             September 30,       June 30,
                                                                                 1999              1999
                                                                                 ----              ----
                                                                             (Unaudited)         (Audited)

Long-Term Liabilities
     Capital lease obligations                                                       93              50
     Notes payable                                                                   75              --
     Deferred revenue                                                                83             333
                                                                               --------        --------
     Total Long-Term Liabilities                                                    251             383
                                                                               --------        --------

Stockholders' Equity
     Class A preferred stock, $.001 par value;
         5,000,000 shares authorized; no shares
         issued and outstanding                                                      --              --
     Class B preferred stock, $10.00 par value;
         200,000 shares authorized; no shares
         issued and outstanding                                                      --              --
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 16,691,018 and 14,946,283
         shares issued and outstanding                                               17              15
     Additional paid in capital                                                  44,940          28,337
     Investment in LLC                                                             (450)           (450)
     Accumulated deficit                                                        (17,849)        (15,212)
                                                                               --------        --------
         Total Stockholders' Equity                                              26,658          12,690
                                                                               --------        --------

         Total Liabilities and Stockholders'
              Equity                                                           $ 30,926        $ 16,889
                                                                               ========        ========

See notes to consolidated condensed financial statements.



                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 and 1998
                                   (Unaudited)
                    (Amounts in Thousands, Except Share Data)

                                                                                1999          1998
                                                                                ----          ----
Revenues                                                                   $      1,443    $        375

Cost of Revenues                                                                    369              84
                                                                           ------------    ------------

     Gross Profit                                                                 1,074             291

Operating Expenses                                                                3,825           1,248
                                                                           ------------    ------------

Loss from Operations                                                             (2,751)           (957)

Other Income (Expense):
     Interest Expense                                                                (1)             (6)
     Investment Income                                                              114              --
                                                                           ------------    ------------

Loss Before Provision for Income Taxes                                           (2,638)           (963)

Income Tax Expense                                                                   --              --
                                                                           ------------    ------------

     Net Loss                                                                    (2,638)           (963)

Other Comprehensive Income                                                           --              --
                                                                           ------------    ------------

     Net Comprehensive Loss                                                $     (2,638)   $       (963)
                                                                           ============    ============

     Basic and Diluted Net Loss per Common Share                           $       (.17)   $       (.14)
                                                                           ============    ============

     Shares Used in Computing Basic and Diluted
         Per Share Data                                                      15,136,676       7,594,810
                                                                           ============    ============

See notes to consolidated condensed financial statements.


                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 and 1998
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                   1999                 1998
                                                                                -----------          -----------
Operating Activities
     Net Loss                                                                      $ (2,638)          $   (963)
                                                                                   --------           --------
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                             270                 83
              Loss on investments                                                        --                  5
              Common stock issued for employee compensation                              --                 16
              Common stock issued for interest                                           --                  1
              Decrease in bad debt allowance                                             (1)                --
              Changes in operating assets and liabilities net of
                  effects from acquisitions
                     Accounts receivable                                                 61                109
                     Accounts receivable, related parties                              (123)                --
                     Inventories                                                         --                (11)
                     Prepaid expenses                                                  (478)               (12)
                     Other assets                                                       (67)               (45)
                     Accounts payable                                                  (487)                98
                     Accrued liabilities                                                214                 51
                     Deferred revenue                                                   118                 63
                                                                                   --------           --------
                        Net adjustments                                                (493)               358
                                                                                   --------           --------
                           Net Cash Used in Operating Activities                     (3,131)              (605)
                                                                                   --------           --------
Investing Activities
     Purchase of property and equipment                                                (171)               (34)
     Increase in other assets                                                          (166)                --
     Purchase of intangible assets                                                     (499)                --
     Acquisitions, net of cash acquired                                                (173)                --
     Issuance of note receivable                                                         --                (50)
                                                                                   --------           --------
                           Net Cash Used in Investing Activities                     (1,009)               (84)
                                                                                   --------           --------
Financing Activities
     Proceeds from capital lease obligations                                              7                 --
     Proceeds from notes payable - related parties                                       25                 40
     Payments on notes payable - related parties                                         --                 (5)
     Proceeds from notes payable                                                         --                250
     Net proceeds from sale of common stock                                             917                434
                                                                                   --------           --------

                           Net Cash Provided by Financing Activities                    949                719
                                                                                   --------           --------

Net (Decrease) Increase in Cash and Cash Equivalents                                 (3,191)                30

Cash and Cash Equivalents at Beginning of Period                                     10,617                198
                                                                                   --------           --------

Cash and Cash Equivalents at End of Period                                         $  7,426           $    228
                                                                                   ========           ========

                                                                                                    (Continued)

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 and 1998
                                   (Unaudited)
                                   (Continued)



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :

           (Amounts in Thousands)                    1999                        1998
                                                     ----                        ----
     Cash paid for interest                     $            1               $           1
                                                ==============               =============

     Cash paid for income taxes                 $            -               $           -
                                                ==============               =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1999
----

During the quarter ended September 30, 1999, accrued liabilities in the amount of $200,000 were satisfied by the issuance of 25,000 shares of the Company's common stock.

During the quarter ended September 30, 1999, the Company purchased intangible assets for $262,320 by issuing 28,000 shares of the Company's common stock.

During the quarter ended September 30, 1999, the Company purchased intangible assets by issuing 25,000 shares of the Company's common stock valued at $215,625.

During the quarter ended September 30, 1999, the Company acquired IMCO. The consideration paid was $1,000,000 consisting of 81,090 shares of the Company's common stock.

During the quarter ended September 30, 1999, the Company purchased 1,200,000 common shares of BuySellBid.com, Inc. for 250,000 shares of the Company's common stock valued at $3,000,000.

During the quarter ended September 30, 1999, the Company acquired intangible assets from BuySellBid.com, Inc. for 257,615 shares of the Company's common stock valued at $3,091,000.

During the quarter ended September 30, 1999, the Company acquired Terradatum. The consideration paid included 640,000 shares of the Company's common stock valued at $7,960,000.

                                                                    (Continued)

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 1999 and 1998
                                   (Unaudited)



1998
----

During the quarter ended September 30, 1998, accrued liabilities in the amount of $50,000 were satisfied by the issuance of 20,000 shares of the Company's common stock.


During the quarter ended September 30, 1998, $85,000 of debt was converted into 42,500 shares of the Company's common stock.









See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter ended September 30, 1999 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

     Certain prior period amounts have been reclassified to conform to the current period's presentation.


NOTE 2 - EQUITY TRANSACTIONS
----------------------------

During the quarter ended September 30, 1999, the Company received approximately $723,000 from the exercise of warrants to purchase 309,280 shares of the Company's common stock and approximately $193,000 from the exercise of options to purchase 128,250 shares of the Company's common stock.

NOTE 3 - ACQUISITIONS
---------------------

Terradatum

On September 30, 1999, the Company acquired 100% of Terradatum, a developer, marketer, and licensor of Internet based multiple listing service systems. Consideration consisted of 640,000 shares of the Company's common stock valued at approximately $7,960,000 based on the approximate fair market value of the common stock at the closing date, and $200,000 in cash. The Company also incurred $54,000 of related professional fees. The acquisition agreement calls for additional cash consideration if the market price of the Company's common stock is below certain levels prior to the first anniversary of the closing date. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price resulted in approximately $6,466,000 of goodwill, which is being amortized over 5 years. The fair values of assets acquired and liabilities assumed were approximately $8,405,000 and $191,000, respectively.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

IMCO

On September 30, 1999, the Company completed its acquisition of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 81,090 shares of the Company's common stock valued at $1,000,000, based on the average closing price of the stock in specified days preceding the closing date. The merger agreement provides for additional consideration payable in the Company's common stock depending on the closing prices of the Company's common stock on specified days preceding the first and second anniversaries of the closing date. The sellers may also receive additional common shares if they resell their shares below the initial average closing price during established periods. The acquisition was accounted for using the purchase method of accounting. A preliminary allocation of the purchase price resulted in no goodwill and approximately $918,000 of computer software, which is being amortized over 3 years. The fair values of assets acquired and liabilities assumed were approximately $1,221,000 and $221,000, respectively.

Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the quarters ended September 30, 1999 and 1998 as if the Terradatum, IMCO and Holloway Publications, Inc. (completed May 28, 1999) acquisitions had taken place on July 1, 1998 (in thousands, except per share data):

                                         September 30,           September 30,
                                            1999                     1998

Revenues                                  $ 2,296                  $ 1,375
                                          =======                  =======
Net Loss                                  $(3,021)                 $(1,673)
                                          =======                  =======
Net Loss Per Common Share:
  Basic and Diluted                       $  (.19)                 $  (.20)
                                          =======                  =======

These pro forma results of operations have been prepared for comparative purposes only and may not be indicative of the results of operations had the acquisitions occurred on the date indicated or of future results of operations of the Company.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 -  AGREEMENTS WITH BUYSELLBID.COM
----------------------------------------

On September 30, 1999, the Company signed an agreement with BuySellBid.com, Inc. for the Company to serve as the exclusive provider of residential real estate, apartments for rent, resort, foreclosure and commercial listings and information for the BuySellBid.com web sites and web and portal sites covering approximately 470 radio stations owned by Clear Channel Communications Inc. In addition, for a period of 18 months BuySellBid.com will provide the Company banner advertising on such web and portal sites. Total consideration paid by the Company consisted of $1,000,000 in cash and 257,615 common shares valued at approximately $3,100,000. The Company will be required to deliver additional common shares if the average closing price of the shares during a specified period preceding the date they are registered under the Securities Act of 1933 is less than $3,100,000. The purchase price was substantially allocated to intangible assets, which are being amortized over periods from 18 month to 3 years.

On September 30, 1999, the Company also purchased 1,200,000 shares, representing approximately 4%, of BuySellBid.com's common stock. The consideration paid by the Company consisted of 250,000 shares of its common stock valued at $3,000,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended September 30, 1999 increased 285% to $1,443,000 from $375,000 for the quarter ended September 30, 1998. The increase of $1,068,000 is attributable to increased sales of web sites and web pages to real estate agents as the Company significantly expanded its sales efforts, revenues from Holloway Publications, Inc., which was acquired on May 28, 1999, and increased prospect revenues from the HomeSeekers.com site and Realty 2000 product.

Costs of revenues increased from $84,000 in the quarter ended September 30, 1998 to $369,000 in the quarter ended September 30, 1999 in support of the higher sales levels. The gross profit percentage declined from 78% in the quarter ended September 30, 1998 to 74% in the quarter ended September 30, 1999 primarily due to the inclusion of the lower margin services of the Holloway Publications business.

Operating expenses increased 206% from $1,248,000 in the quarter ended September 30, 1998 to $3,825,000 in the comparable quarter in 1999. The Company has increased its expenditures on sales and marketing activities associated with the sale of web sites, web pages, and the new Internet-based Multiple Listing Service software. Brand marketing has been increased through television advertising and the distribution of free Internet Marketing Kits to real estate professionals. In addition, administrative costs have increased to support this increased activity.

Interest income increased to $114,000 for the quarter ended September 30, 1999 through the investment of proceeds from the Company's private placements of common stock during the first half of calendar year 1999.

The Company's net loss increased from $963,000 in the quarter ended September 30, 1998 to $2,638,000 in the comparable period of 1999 due to the dollar growth in operating expenses outpacing the dollar revenue growth.

During the quarter ended September 30, 1999, the Company's goodwill and other intangible assets, net of accumulated amortization, increased by $10,434,000. The Company reviews its intangibles and other long-lived assets periodically in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets to be Disposed of, to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flows is less than its carrying value, the Company will determine whether an impairment loss should be recognized.

Liquidity and Capital Resources

At September 30, 1999 the Company's cash balance was $7,426,000, a decrease of $3,191,000 from June 30, 1999. The decrease results primarily from negative cash flows from operations and the cash portion of the payments to BuySellBid in connection with the transactions described in Item 1 above, partially offset by proceeds from stock warrant and option exercises. The Company currently anticipates that it will require additional cash to fund its operations and investment plans during fiscal 2000. In the past the Company has funded its cash flow deficit through the issuance of equity securities and warrants to purchase equity securities. The Company plans to fund its upcoming liquidity requirements in a similar manner.

The Company has experienced negative cash flows from operations since inception. Operations have been funded through cash provided by operating activities and sales of equity securities. The ability of the Company to meet its liquidity requirements is predicated upon the Company's ability to access the public and private equity markets at acceptable prices and rates. Additional financing may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise sufficient capital to fund its liquidity requirements during fiscal 2000, there would be a material adverse effect on its business, financial results and results of operations.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". The effective date of SFAS 133 has been delayed to fiscal years beginning after June 15, 2000. Since the Company does not have any derivative instruments and has not engaged in any hedging activities, it is not anticipated that this pronouncement will have an impact on the Company's consolidated financial statements.

Impact of the Year 2000

The Company has assessed the effect of Year 2000 issues on its information technology, including computer hardware, software and embedded chip technology. Remediation has been completed where necessary on all systems with the exception of a legacy sales renewal database whose data is currently being transferred to an existing more advanced sales system. The Company's Realty 2000 product has been upgraded to be Year 2000 compliant. The Company has communicated with suppliers, customers, financial institutions and others with whom it conducts business transactions to assess whether they are Year 2000 compliant. At this time, we have not found any material deficiencies in significant vendors' or customers' computer operations. Additionally, the Company believes that the multiple listing services real estate listings that the Company aggregates on its HomeSeekers.com Internet site should not be materially affected by the Year 2000 dating problem.

The Company is not aware of any specific issues which would have a material effect on its operations, liquidity or financial condition. An interruption of Internet or telecommunications services for an extended period of time would prevent the Company from providing service to a substantial portion of its customers, resulting in a material loss of revenue. A protracted "crash" of its internal networking and operating software would also result in a material loss of revenue as well as an interruption of research and development activities. This scenario could also result in financial systems not operating properly, which could hinder its ability to collect revenue and comply with financial reporting requirements. However, at this time, the Company does not anticipate that the financial impact of the Year 2000 issues will have a material adverse effect on its business, financial condition or results of operations.

The Company believes that the costs for evaluating and addressing Year 2000 issues relating to its internal and commercial software and hardware will be less than $40,000. Costs to address Year 2000 issues with third parties have not been estimated, though it is expected that a substantial portion of such costs would be borne by the respective third parties.

At present the Company does not have a formal contingency plan related to internal or third party Year 2000 issues. The Company continues to monitor the final status of work and third party issues to determine if such a plan is necessary.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, liquidity issues, Year 2000 issues or events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. Some of these factors are adverse economic conditions, competitive pressures, inadequate capital, changes in interest rates that adversely affect the real estate market, changes in the market value of the Company's equity securities, the Company's ability to access the public or private markets for equity securities, availability of alternative financing sources, difficulties associated with integrating the operations of acquired companies and businesses with the Company's operations, unanticipated expenses, seasonal fluctuations and other volatility in the Company's operating results, inability to carry out marketing and sales plans and loss of key executives.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

         The Company is not involved in any legal proceedings that it believes individually or in the aggregate will have a material adverse effect on the Company's business, financial condition or results of operations. A complaint has been filed in the United State District Court for the Eastern District of Washington against the Company by HomeSeekers Magazine, Inc. that alleges violations of claimed trademark rights in certain real estate markets in Washington and Idaho. Although the Company believes that it has meritorious defenses to this claim, the Company has had discussions with HomeSeekers Magazines regarding possible settlement. A possible settlement may involve the issuance of shares of the Company's common stock. There can be no assurance that the Company will be able to settle this claim or that the terms of any settlement will be favorable to the Company.


Item 2   Changes in Securities and Use of Proceeds

         During the quarter ended September 30, 1999, the Company issued 309,280 shares of its common stock upon the exercise of outstanding warrants to purchase common stock for an aggregate exercise price of $722,560. These shares of common stock were issued to the warrantholders pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by Section 4(2) thereof.

         On July 31, 1999, the Company issued 25,000 shares of its common stock in satisfaction of $200,000 of accrued liabilities. These shares of common stock were issued to Terry Pullan pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

         On July 31, 1999, the Company issued 28,000 shares of its common stock to Real Estate Technology Institute Inc. (RETI), together with $40,000 in cash, in exchange for certain customer contracts valued at $262,320. These shares of common stock were issued to RETI pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

         On September 30, 1999, the Company issued 25,000 shares of its common stock, together with $50,000 in cash, in exchange for certain training programs valued at $265,625. These shares of common stock were issued to Clifford Baird pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

         On September 30, 1999, the Company issued 81,090 shares of its common stock to the shareholders of Real Estate Information, Inc. (referred to as "IMCO") in connection with the Company's acquisition of IMCO. The acquisition of IMCO was valued at $1,000,000. These shares of common stock were issued to the shareholders of Real Estate Information, Inc., pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

         On September 30, 1999, the Company issued 250,000 shares of its common stock to BuySellBid.com, Inc. ("BuySellBid"), in exchange for 1,200,000 shares of BuySellBid common stock valued at $3,000,000. These shares of common stock were issued to BuySellBid pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

         On September 30, 1999, the Company issued 257,615 shares of its common stock to BuySellBid, together with $1,000,000 in cash, in exchange for certain provider rights and prepaid advertising valued at $4,091,380. These shares of common stock were issued to BuySellBid pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

         On September 30, 1999, the Company issued 640,000 shares of its common stock, and paid $200,000 in cash to the members of Terradatum in connection with the Company's acquisition of Terradatum for an aggregate purchase price of $8,160,320. These shares of common stock were issued to the members of Terradatum pursuant to the exemptions from registration requirements of the Securities Act provided by Section 4(2) thereof.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.              Description
-----------              -----------
   10.1                  Exclusive Provider and Advertising Agreement, dated as
                         of September 30, 1999, between Homeseekers.com,
                         Incorporated and BuySellBid.com, Inc.

   10.2 Stock Purchase Agreement dated as of September 30, 1999, between Homeseekers.com, Incorporated and BuySellBid.com, Inc.

(b) Reports on Form 8-K

Current report on Form 8-K/A1 filed on August 6, 1999 reporting Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information, and Exhibits): Financial Statements of Holloway Publications, Inc. for the periods specified in Rule 3-05(b) of Regulation S-X and Pro Forma Financial Information required pursuant to Article II of Regulation S-X.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

HomeSeekers.com, Incorporated
(Registrant)


/s/ Gregory L. Costley                               /s/ James A. Dykstra
-----------------------------                        --------------------------
Gregory L. Costley                                   James A. Dykstra
Chairman of the Board                                Chief Financial Officer
Chief Executive Officer
Secretary/Treasurer


Dated:   November 15, 1999