Form 10QSB/A
period 1999-09-30
HOMESEEKERS COM INC
filed 1999-12-02
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB/A


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

                               YES [X]  NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 16,754,262 shares of common stock, $.001 par value, outstanding as of November 5, 1999.

Item 6   Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.              Description
-----------              -----------
   10.1*                 Exclusive Provider and Advertising Agreement, dated as
                         of September 30, 1999, between Homeseekers.com,
                         Incorporated and BuySellBid.com, Inc.

   10.2* Stock Purchase Agreement dated as of September 30, 1999, between Homeseekers.com, Incorporated and BuySellBid.com, Inc.

   27**                  Financial Data Schedule

------------------
* Previously filed.

** Filed herewith.

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


Dated:   December 2, 1999