Form 10-Q
period 1999-12-31
HOMESEEKERS COM INC
filed 2000-02-14
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999

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

                                 (775) 827-6886
                                 --------------
                           Issurer's telephone number

                  --------------------------------------------
                 (Former address, if changed since last report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  YES  X    NO
                                      ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 17,482,145 shares of common stock, $.001 par value, outstanding as of February 4, 2000.

                          HOMESEEKERS.COM, INCORPORATED
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
               Form 10-QSB for the quarter ended December 31, 1999


Part I            Financial Information                                     Page

Item 1            Financial Statements:

                  Consolidated Condensed Balance Sheets as of
                  December 31, 1999 and June 30, 1999                         3

                  Consolidated Condensed Statements of  Operations
                  for the quarters and six months ended December 31, 1999
                  and 1998                                                    5

                  Consolidated Condensed Statements of Cash Flows for
                  the six months ended December 31, 1999 and 1998             7

                  Notes to Consolidated Condensed Financial Statements       10

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                        14

Part II           Other Information

Item 1            Legal Proceedings                                          17

Item 2            Changes in Securities and Use of Proceeds                  17

Item 3            Defaults upon Senior Securities                            18

Item 4            Submission of Matters to a Vote of Security Holders        18

Item 5            Other Information                                          18

Item 6            Exhibits and Reports on Form 8-K                           18

                  SIGNATURES                                                 19

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                             December 31,              June 30
                                                                                 1999                    1999
                                                                                 ----                    ----
                                                                              (Unaudited)               (Audited)
                                     ASSETS
Current Assets
     Cash and cash equivalents                                                   $ 5,106               $10,617
     Accounts receivable, net of allowance for doubtful
         accounts of $78 and $38                                                   2,256                 1,697
     Accounts receivable, related parties                                            111                   158
     Notes receivable, related parties                                               564                   125
     Prepaid expenses                                                                226                   309
                                                                                 -------               -------
         Total Current Assets                                                      8,263                12,906

Investments, related party stock                                                     800                   400
Other investments                                                                  5,709                  --
Property and equipment, net                                                        4,191                 1,170
Goodwill and other intangible assets, net of
      accumulated amortization of $1,869 and $602                                 12,417                 2,377
Other assets                                                                          38                    36
                                                                                 -------               -------
         Total Assets                                                            $31,418               $16,889
                                                                                 =======               =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                            $   333               $   630
     Accrued liabilities                                                           1,189                   454
     Current portion of capital lease obligations                                    125                    26
     Notes payable                                                                    86                    13
     Deferred revenue                                                              5,021                 2,693
                                                                                 -------               -------
         Total Current Liabilities                                                 6,754                 3,816
                                                                                 -------               -------

See notes to consolidated condensed financial statements.

                                                                     (Continued)

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                   (Continued)

                                                                               December 31,             June 30,
                                                                                   1999                   1999
                                                                                   ----                   ----
                                                                               (Unaudited)              (Audited)
Long-Term Liabilities
     Capital lease obligations                                                      --                        50
     Deferred revenue                                                                533                     333
                                                                                --------                --------
     Total Long-Term Liabilities                                                     533                     383

Stockholders' Equity
     Class A preferred stock, $.001 par value;
         5,000,000 shares authorized; no shares
         issued and outstanding                                                     --                      --
     Class B preferred stock, $10.00 par value;
         200,000 shares authorized; no shares
         issued and outstanding                                                     --                      --
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 17,179,421 and 14,946,283
         shares issued and outstanding                                                17                      15
     Additional paid-in capital                                                   47,180                  28,337
     Investment in LLC                                                              --                      (450)
     Accumulated deficit                                                         (22,832)                (15,212)
     Accumulated other comprehensive loss                                           (234)                   --
                                                                                --------                --------
         Total Stockholders' Equity                                               24,131                  12,690
                                                                                --------                --------

         Total Liabilities and Stockholders'
              Equity                                                            $ 31,418                $ 16,889
                                                                                ========                ========

See notes to consolidated condensed financial statements.


                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
                    (Amounts in Thousands, Except Share Data)

                                                                                                1999                       1998
                                                                                                ----                       ----
Revenues                                                                                    $      2,712               $      1,068

Cost of revenues                                                                                     942                        133
                                                                                            ------------               ------------

     Gross Profit                                                                                  1,770                        935

Operating expenses                                                                                 6,889                      1,532
                                                                                            ------------               ------------

Loss from operations                                                                              (5,119)                      (597)

Other Income (Expense):
     Interest expense                                                                                (13)                       (15)
     Interest income                                                                                  71                         25
     Minority interest income                                                                         78                       --
                                                                                            ------------               ------------
                                                                                                     136                         10
                                                                                            ------------               ------------

Loss Before Provision for Income Taxes                                                            (4,983)                      (587)

Income tax expense                                                                                  --                         --
                                                                                            ------------               ------------

     Net Loss                                                                                     (4,983)                      (587)

Other comprehensive loss                                                                            (234)                      --
                                                                                            ------------               ------------

     Net Comprehensive Loss                                                                 $     (5,217)              $       (587)
                                                                                            ============               ============

Preferred stock dividends                                                                           --                          (43)
                                                                                            ------------               ------------

      Net Loss Applicable to Common Shares                                                  $     (4,983)              $       (630)
                                                                                            ============               ============

     Basic and Diluted Net Loss per Common Share                                            $       (.30)              $       (.08)
                                                                                            ============               ============
     Shares Used in Computing Basic and Diluted
         Net Loss Per Share                                                                   16,839,837                  7,852,662
                                                                                            ============               ============


See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
                    (Amounts in Thousands, Except Share Data)

                                                                                               1999                       1998
                                                                                               ----                       ----
Revenues                                                                                    $      4,155               $      1,442

Cost of revenues                                                                                   1,311                        217
                                                                                            ------------               ------------

     Gross Profit                                                                                  2,844                      1,225

Operating expenses                                                                                10,714                      2,779
                                                                                            ------------               ------------

Loss from Operations                                                                              (7,870)                    (1,554)

Other Income (Expense):
     Interest expense                                                                                (14)                       (21)
     Interest income                                                                                 185                         25
     Minority interest income                                                                         78                       --
                                                                                            ------------               ------------
                                                                                                     249                          4
                                                                                            ------------               ------------

Loss Before Provision for Income Taxes                                                            (7,621)                    (1,550)

Income tax expense                                                                                  --                         --
                                                                                            ------------               ------------

     Net Loss                                                                                     (7,621)                    (1,550)

Other comprehensive loss                                                                            (234)                      --
                                                                                            ------------               ------------

     Net Comprehensive Loss                                                                 $     (7,855)              $     (1,550)
                                                                                            ============               ============

Preferred stock dividends                                                                           --                          (43)
                                                                                            ------------               ------------

      Net Loss Applicable to Common Shares                                                  $     (7,621)              $     (1,593)
                                                                                            ============               ============

     Basic and Diluted Net Loss per Common Share                                            $       (.48)              $       (.22)
                                                                                            ============               ============

     Shares Used in Computing Basic and Diluted
         Net Loss Per Share                                                                   15,990,893                  7,726,043
                                                                                            ============               ============

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
                             (Amounts in Thousands)

                                                                                                         1999                1998
                                                                                                       --------            --------
Operating Activities
     Net Loss                                                                                          $ (7,621)           $ (1,550)
                                                                                                       --------            --------
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                                               1,725                 186
              (Gain) on asset sales                                                                        --                   (54)
              Common stock issued for employee compensation                                                  73                  28
              Common stock issued for services                                                               12                --
              Increase in bad debt allowance                                                                 37                --
              Changes in operating assets and liabilities net of
                  effects from acquisitions
                     Accounts receivable                                                                   (390)             (2,163)
                     Prepaid expenses                                                                       150                 (18)
                     Other assets                                                                            (7)                (10)
                     Accounts payable                                                                      (486)                329
                     Accrued liabilities                                                                    847                 235
                     Deferred revenue                                                                       635               1,987
                                                                                                       --------            --------
                        Net adjustments                                                                   2,596                 520
                                                                                                       --------            --------
                           Net Cash Used in Operating Activities                                         (5,025)             (1,030)
                                                                                                       --------            --------
Investing Activities
     Purchase of property and equipment                                                                    (816)               (152)
     Proceeds from asset sales                                                                             --                    57
     Purchase of intangible assets                                                                       (1,126)               --
     Acquisitions, net of cash acquired                                                                    (264)               --
                                                                                                       --------            --------
                           Net Cash Used in Investing Activities                                         (2,206)                (95)
                                                                                                       --------            --------
Financing Activities
     Net payments on capital lease obligations                                                              (17)               --
     Net (payments) proceeds from notes payable - related parties                                          (464)                527
     Proceeds from notes payable                                                                           --                   250
     Payments on notes payable                                                                              (40)                 (2)
     Net proceeds from sale of common stock                                                               2,241                 491
     Deferred offering costs paid                                                                          --                   (68)
     Issuance of notes receivable                                                                          --                   (50)
                                                                                                       --------            --------

                           Net Cash Provided by Financing Activities                                      1,720               1,148
                                                                                                       --------            --------

Net (Decrease) Increase in Cash and Cash Equivalents                                                     (5,511)                 23

Cash and Cash Equivalents at Beginning of Period                                                         10,617                 198
                                                                                                       --------            --------

Cash and Cash Equivalents at End of Period                                                             $  5,106            $    221
                                                                                                       ========            ========


See notes to consolidated condensed financial statements.            (Continued)


                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (Unaudited)
                                   (Continued)


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

          (Amounts in Thousands)                    1999            1998
                                                    ----            ----

     Cash paid for interest                       $      13       $      7
                                                  =========       ========

     Cash paid for income taxes                   $       0       $      0
                                                  =========       ========


SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

1999
----

During the six months ended December 31, 1999, accrued liabilities in the amount of $200,000 were satisfied by the issuance of 25,000 shares of the Company's common stock.

During the six months ended December 31, 1999, the Company purchased intangible assets for $262,320 by issuing 28,000 shares of the Company's common stock.

During the six months ended December 31, 1999, the Company purchased intangible assets by issuing 25,000 shares of the Company's common stock valued at $215,625.

During the six months ended December 31, 1999, the Company acquired IMCO. The consideration paid was $1,000,000 consisting of 81,090 shares of the Company's common stock.

During the six months ended December 31, 1999, the Company purchased 1,200,000 common shares of BuySellBid.com, Inc. for 250,000 shares of the Company's common stock valued at $3,000,000.

During the six months ended December 31, 1999, the Company acquired intangible assets from BuySellBid.com, Inc. for 257,615 shares of the Company's common stock valued at $3,091,000.

During the six months ended December 31, 1999, the Company acquired Terradatum. The consideration paid included 640,000 shares of the Company's common stock valued at $7,960,000.

                                                                     (Continued)

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 and 1998
                                   (Unaudited)

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

During the six months ended December 31, 1998, 50,000 shares of the Company's common stock were issued to acquire certain assets of a company in a purchase transaction valued at $225,000.

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter and six months ended December 31, 1999 are not necessarily indicative of the results that will be realized for a full year. For further information, refer to the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - EQUITY TRANSACTIONS
----------------------------

During the six months ended December 31, 1999, the Company received approximately $1,760,000 from the exercise of warrants to purchase 625,156 shares of the Company's common stock and approximately $481,000 from the exercise of options to purchase 291,664 shares of the Company's common stock.

NOTE 3 - INVESTMENTS
--------------------

On October 28, 1999, the Company sold its 50% interest in an LLC to Finet.com, Inc. (Finet) for 600,000 common shares. The Company recorded its investment based on Finet's quoted market price less a discount since the shares are unregistered. The investment in the LLC had been accounted for as an offset to stockholders' equity as the primary asset of the LLC was HomeSeekers common stock. This offset was eliminated and equity increased by the sale of the LLC.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

On December 31, 1999, the Company held a total of $1,509,000 of available-for-sale securities consisting of 800,000 common shares of WebQuest International, Incorporated presented as investments, related party stock, and 600,000 common shares of Finet included in other investments. The fair market value of the investments at December 31, 1999, based on market quotations or recent private placements is reflected in the financial statements with the resulting unrealized decrease in value of $234,000 recorded as a separate component of other comprehensive loss. The Company's investment in 2,000,000 common shares of BuySellBid.com, Inc. is included in other investments and accounted for as an investment since there is not a public market for this stock.

NOTE 4 - ACQUISITIONS
---------------------

Terradatum

On September 30, 1999, the Company acquired 100% of Terradatum, a developer, marketer, and licensor of Internet based multiple listing service systems. Consideration consisted of 640,000 shares of the Company's common stock valued at approximately $7,960,000 and $200,000 in cash. The Company also incurred $53,000 of related professional fees. The acquisition agreement calls for additional cash consideration if the market price of the Company's common stock is below certain levels prior to the first anniversary of the closing date. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price resulted in approximately $6,466,000 of goodwill, which is being amortized over 5 years. The fair values of assets acquired and liabilities assumed were approximately $8,405,000 and $191,000, respectively.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

IMCO

On September 30, 1999, the Company completed its acquisition of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 81,090 shares of the Company's common stock valued at $1,000,000. The merger agreement provides for additional consideration payable in the Company's common stock depending on the closing prices of the Company's common stock on specified days preceding the first and second anniversaries of the closing date. The sellers may also receive additional common shares if they resell their shares below the initial average closing price during established periods. The acquisition was accounted for using the purchase method of accounting. A preliminary allocation of the purchase price resulted in no goodwill and approximately $918,000 of computer software, which is being amortized over 3 years. The fair values of assets acquired and liabilities assumed were approximately $1,221,000 and $221,000, respectively.

Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the quarters and six months ended December 31, 1999 and 1998 as if the Terradatum, IMCO and Holloway Publications, Inc. (completed May 28,
1999) acquisitions had taken place on July 1, 1998 (in thousands, except per share data):

                              Quarter ended    Six Months ended
                               December 31,      December 31,
                                   1998              1999             1998
                                   ----              ----             ----

Revenues                        $   2,215         $    5,008         $ 3,589
                                =========         ==========         =======
Net Loss                        $    (755)        $   (8,004)        $(2,428)
                                =========         ==========         =======

Net Loss Per Common Share:
Basic and Diluted               $    (.09)        $     (.49)        $  (.29)
                                =========         ==========         =======

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

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 5 -  AGREEMENTS WITH BUYSELLBID.COM, INC. ("BuySellBid")
-------------------------------------------------------------

On September 30, 1999, the Company signed an agreement with BuySellBid for the Company to serve as the exclusive provider of residential real estate, apartments for rent, resort, foreclosure and commercial listings and information for the BuySellBid web sites and web and portal sites covering approximately 470 radio stations owned by Clear Channel Communications Inc. In addition, for a period of 18 months BuySellBid will provide the Company banner advertising on such web and portal sites. Total consideration paid by the Company consisted of $1,000,000 in cash and 257,615 common shares valued at approximately $3,100,000. The purchase price was allocated to intangible assets, which are being amortized over periods from 18 months to 3 years.

On September 30, 1999, the Company also purchased 1,200,000 shares, representing approximately 4%, of BuySellBid's common stock. The consideration paid by the Company consisted of 250,000 shares of its common stock valued at $3,000,000.

On November 24, 1999, the Company signed an agreement with BuySellBid to provide BuySellBid advertising on the channel bar of the Company's Realty 2000 desktop productivity software and a graphic link on the HomeSeekers site for a period of 18 months. The Company received compensation consisting of 800,000 shares of BuySellBid's common stock. The stock has been valued at $2.50 per share for a total of $2 million. The advertising revenue is being deferred and recognized over the 18 month term of the agreement.

NOTE 6 - SUBSEQUENT EVENTS
--------------------------

On February 8, 2000, the Company completed the acquisition of HomeSeekers Magazines, Inc (HMI) for approximately $1,050,000 in cash and the assumption of a $1 million promissory note. HMI is a non-public real estate magazine publication company located in Idaho. The parties also executed a Mutual Release of All Claims which terminates a complaint which had been filed in the United States District Court for the Eastern District of Washington against the Company by HomeSeekers Magazines, Inc. that alleged violations of claimed trademark rights in certain real estate markets in Washington and Idaho.

On February 11, 2000 the Company sold 206,450 shares of its common stock to three accredited investors in a private placement for an aggregate purchase price of approximately $3,200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended December 31, 1999 increased 154% to $2,712,000 from $1,068,000 for the quarter ended December 31, 1998. Revenues for the six months ended December 31, 1999 increased 189% from $1,442,000 for the prior period to $4,155,000. The increases of $1,644,000 and $2,713,000, respectively, are attributable to increased sales of web sites and web pages to real estate agents as the Company significantly expanded its sales efforts, revenues from the Holloway Publications, Inc., IMCO and Terradatum acquisitions, and increased prospect advertising revenues from the HomeSeekers.com site and Realty 2000 product.

Costs of revenues increased from $133,000 in the quarter ended December 31, 1998 to $942,000 in the quarter ended December 31, 1999 in support of the higher sales levels. The gross profit percentage declined from 88% in the quarter ended December 31, 1998 to 66% in the quarter ended December 31, 1999 primarily due to the inclusion of the lower margin services of the Holloway Publications business and the IMCO and Terradatum acquisitions, which have lower gross margin percentages. Costs of revenues increased to $1,311,000 for the six months ended December 31, 1999 from $217,000 in the comparable period of the prior year, while the gross profit percentage decreased from 85% in 1998 to 69% in 1999. The changes result from the same items discussed for the quarter to quarter comparison.

Operating expenses increased 350% from $1,532,000 in the quarter ended December 31, 1998 to $6,889,000 in the comparable quarter in 1999. For the six months, operating expenses increased 286% from $2,779,000 in 1998 to $10,714,000 in 1999. The Company has increased its expenditures on sales and marketing activities associated with the sale of web sites, web pages, the new Internet-based Multiple Listing Service software and the recently launched REInnovators program for real estate brokers. Brand marketing has been increased through advertising, the BuySellBid agreement, and the distribution of free Internet Marketing Kits to real estate professionals. In addition, administrative costs are higher to support this increased activity, and the three acquisitions have been included in 1999.

Interest income increased to $71,000 for the quarter and $185,000 for the six months ended December 31, 1999 through the investment of cash from the Company's private placements of common stock during the first half of calendar year 1999.

The Company's net loss increased from $587,000 in the quarter ended December 31, 1998 to $4,983,000 in the comparable period of 1999 and from $1,550,000 during the six months ended December 31, 1998 to $7,621,000 during the six months in the current fiscal year due to the dollar growth in operating expenses outpacing the dollar revenue growth.

Depreciation and amortization totaled $1,455,000 during the quarter ended December 31, 1999, which equaled $.09 per share.

Liquidity and Capital Resources

At December 31, 1999 the Company's cash balance was $5,106,000, a decrease of $5,511,000 from June 30, 1999. The decrease results primarily from negative cash flows from operations and the cash portion of the payment to BuySellBid in connection with the transactions described in Note 5, partially offset by proceeds from stock warrant and option exercises. The Company also holds $1,509,000 of available-for-sale securities. The Company currently anticipates that it will require additional cash to fund its operations and investment plans during fiscal 2000. In the past the Company has funded its cash flow deficit through the issuance of equity securities and warrants to purchase equity securities. The Company plans to fund its upcoming liquidity requirements in a similar manner.

The Company has experienced negative cash flows from operations since inception. Operations have been funded primarily through cash provided by sales of equity securities. The ability of the Company to meet its liquidity requirements is predicated upon the Company's ability to access the public and private equity markets at acceptable prices and rates. Additional financing may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise sufficient capital to fund its liquidity requirements during fiscal 2000, there would be a material adverse effect on its business, financial results and results of operations.

Impact of the Year 2000

The Company has not experienced Year 2000 issues and does not anticipate material problems in the future. The costs to address Year 2000 issues have not been material to the Company's results of operations, liquidity, or capital resources.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, liquidity issues, Year 2000 issues or events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. Some of these factors are adverse economic conditions, competitive pressures, inadequate capital, changes in interest rates that adversely affect the real estate market, changes in the market value of the Company's equity securities, levels of usage of the Company's web sites and other products and services, the Company's ability to assess the public or private markets for equity securities, availability of alternative financing sources, difficulties associated with integrating the operations of acquired companies and businesses with the Company's operations, unanticipated expenses, seasonal fluctuations and other volatility in the Company's operating results, inability to carry out marketing and sales plans and loss of key executives.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

         The Company is not involved in any legal proceedings that it believes individually or in the aggregate will have a material adverse effect on the Company's business, financial condition or results of operations. A complaint had been filed in the United States District Court for the Eastern District of Washington against the Company by HomeSeekers Magazine, Inc. that alleged violations of claimed trademark rights in certain real estate markets in Washington and Idaho. On February 8, 2000, the Company completed the acquisition of Homeseekers Magazines, Inc. The parties executed a Mutual Release of All Claims, which terminated the United States District Court proceedings.

Item 2   Changes in Securities and Use of Proceeds

         During the quarter ended December 31, 1999, the Company issued 315,876 shares of its common stock upon the exercise of outstanding warrants to purchase common stock for an aggregate exercise price of $1,037,000. These shares of common stock were issued to the warrantholders pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by Section 4(2) thereof.

         During the quarter ended December 31, 1999, the Company issued 163,414 shares of its common stock upon the exercise of outstanding options to purchase common stock for an aggregate exercise price of $288,000. These shares of common stock were issued to the optionholders pursuant to the exemptions from the registration requirements of the Securities Act provided by Section 4(2) or Rule 701 thereunder.

         On October 31, 1999 the Company issued 300 shares of its common stock to BMC Communications (BMC) in exchange for consulting services. These shares of common stock were issued to BMC pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

         On December 30, 1999 the Company issued 6,000 shares of its common stock to an employee based on the terms of the employee's employment contract.

         On December 30, 1999 the Company issued 3,318 shares of its common stock to Orlando House and Home, (OHH), together with $40,000 in cash in exchange for certain tangible assets and liabilities and intangible assets. These shares of common stock were issued to OHH pursuant to the exemption from the registration requirements of the

Securities Act provided by Section 4(2) thereof.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

Current report on Form 8-K filed on October 5, 1999 reporting Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information, and Exhibits): Agreement and Plan of Merger, dated as of September 20, 1999, by and among HomeSeekers.com, Incorporated, Merger Sub, Terradatum and the members of Terradatum.

Current report on Form 8-K filed on October 15, 1999 reporting Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information, and Exhibits): Agreement and Plan of Merger, dated as of September 29, 1999, by and among HomeSeekers.com, Incorporated, Merger Sub, REI and the stockholders of REI.

Current report on Form 8-K/A filed on November 30, 1999 reporting Item 2 (Acquisition or Disposition of Assets) and Item 7 (Financial Statements, Pro Forma Financial Information, and Exhibits): Financial Statements of Terradatum, LLC, and TDT, LLC for the periods specified in Rule 3-05(b) of Regulation S-X, Financial Statements of Information Management Company, LLC and Real Estate Information, Inc. for the periods specified in Rule 3-05(b) of Regulation S-X and Pro Forma Financial Information required pursuant to Article II of Regulation S-X.

Current report on Form 8-K filed on December 15, 1999 reporting Item 4 (Change in Registrant's Certifying Accountants) and Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits).

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

Dated:   February 14, 2000