Form 10QSB
period 2000-03-31
HOMESEEKERS COM INC
filed 2000-05-15
CIK 938578

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

(Mark One)
{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2000

{  }     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from ____________________to________________

Commission File Number: 0-23835
                        -------

                          HOMESEEKERS.COM, INCORPORATED
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                  87-0397464
       -----------------                            ----------
      (State or other jurisdiction of              (IRS Employer
      incorporation or organization)               Identification No.)


              6490 S. McCarran Boulevard, Suite 28, Reno, NV 89509
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (775) 827-6886
                                 --------------
                            Issuer's telephone number


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

                           YES X        NO
                               -----    -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 18,449,432 shares of common stock, $.001 par value, outstanding as of May 8, 2000.

                          HOMESEEKERS.COM, INCORPORATED
              TABLE OF CONTENTS AND INFORMATION REQUIRED IN REPORT
                Form 10-QSB for the quarter ended March 31, 2000


Part I            Financial Information                                                 Page
                                                                                        ----
Item 1            Financial Statements:
                  Consolidated Condensed Balance Sheets as of
                  March 31, 2000 and June 30, 1999                                      3

                  Consolidated Condensed Statements of  Operations
                  for the quarters and nine months ended March 31, 2000
                  and 1999                                                              5

                  Consolidated Condensed Statements of Cash Flows for the nine
                  months ended March 31, 2000 and 1999                                  7

                  Notes to Consolidated Condensed Financial Statements                  10

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                   16

Part II           Other Information

Item 1            Legal Proceedings                                                     19

Item 2            Changes in Securities and Use of Proceeds                             19

Item 3            Defaults upon Senior Securities                                       20

Item 4            Submission of Matters to a Vote of Security Holders                   20

Item 5            Other Information                                                     20

Item 6            Exhibits and Reports on Form 8-K                                      20

                  SIGNATURES                                                            21

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Amounts in Thousands)

                                                                          March 31,              June 30
                                                                            2000                   1999
                                                                        -------------          -----------
                                                                         (Unaudited)            (Audited)
                                     ASSETS

Current Assets
     Cash and cash equivalents                                           $      6,327           $   10,617
     Accounts receivable, net of allowance for doubtful
         accounts of $218 and $38                                               2,029                1,697
     Accounts receivable, related parties                                          83                  158
     Notes receivable, related parties                                              -                  125
     Prepaid expenses                                                             658                  309
                                                                         ------------           ----------
         Total Current Assets                                                   9,097               12,906

Investments, related party stock                                                  861                  400
Other investments                                                               5,730                    -
Property and equipment, net                                                     4,572                1,170
Goodwill and other intangible assets, net of
      accumulated amortization of $3,140 and $602                              15,461                2,377
Other assets                                                                       60                   36
                                                                         ------------           ----------
         Total Assets                                                    $     35,781           $   16,889
                                                                         ============           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

     Accounts payable                                                    $        452           $      630
     Accrued liabilities                                                        3,263                  454
     Current portion of capital lease obligations                                  99                   26
     Notes payable                                                              1,097                   13
     Deferred revenue                                                           5,110                2,693
                                                                         ------------           ----------
         Total Current Liabilities                                             10,021                3,816
                                                                         ------------           ----------

See notes to consolidated condensed financial statements.


                                                                     (Continued)

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (Amounts in Thousands, Except Share Data)
                                   (Continued)

                                                                          March 31,              June 30
                                                                            2000                   1999
                                                                        -------------          -----------
                                                                         (Unaudited)            (Audited)
Long-Term Liabilities
     Capital lease obligations                                                    -                    50
     Deferred revenue                                                           196                   333
                                                                        -----------           -----------
     Total Long-Term Liabilities                                                196                   383

Stockholders' Equity
     Class A preferred stock, $.001 par value;
         5,000,000 shares authorized; no shares
         issued and outstanding                                                   -                     -
     Class B preferred stock, $10.00 par value;
         200,000 shares authorized; no shares
         issued and outstanding                                                   -                     -
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 18,126,193 and 14,946,283
         shares issued and outstanding                                           18                    15
     Additional paid-in capital                                              53,950                28,337
     Investment in LLC                                                            -                  (450)
     Notes receivable, officer/stockholder                                     (320)                    -
     Accumulated deficit                                                    (27,933)              (15,212)
     Accumulated other comprehensive loss                                      (151)                    -
                                                                        -----------           -----------
         Total Stockholders' Equity                                          25,564                12,690
                                                                        -----------           -----------

         Total Liabilities and Stockholders'
              Equity                                                    $    35,781           $    16,889
                                                                        ===========           ===========


See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                    (Amounts in Thousands, Except Share Data)

                                                                            2000                 1999
                                                                        ------------          ----------
Revenues                                                                $      4,312          $    1,130

Cost of revenues                                                               1,189                 128
                                                                        ------------          ----------
     Gross Profit                                                              3,123               1,002

Operating expenses                                                             8,326               1,995
                                                                        ------------          ----------

Loss from operations                                                          (5,203)               (993)

Other Income (Expense):
     Interest expense                                                             (8)                 (7)
     Interest income                                                              53                  74
     Gain on sale of assets                                                        -                 200
     Other gain                                                                   56                   1
     Minority interest income                                                      1                   -
                                                                        ------------          ----------

                                                                                 102                 268
                                                                        ------------          ----------

Loss Before Provision for Income Taxes                                        (5,101)               (725)

Income tax expense                                                                 -                   1
                                                                        ------------          ----------

     Net Loss                                                                 (5,101)               (726)

Other comprehensive income                                                        83                 700
                                                                        ------------          ----------

     Net Comprehensive Loss                                             $     (5,018)        $       (26)
                                                                        ============         ===========

Preferred stock dividends                                                          -                (552)
                                                                        ------------          ----------

      Net Loss Applicable to Common Shares                              $     (5,101)        $    (1,278)
                                                                        ============         ===========

     Basic and Diluted Net Loss per Common Share                        $       (.29)        $      (.11)
                                                                        ============         ===========

     Shares Used in Computing Basic and Diluted
         Net Loss Per Share                                               17,665,329          11,506,886
                                                                        ============         ===========


See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                    (Amounts in Thousands, Except Share Data)

                                                                            2000                1999
                                                                        -----------          ----------
Revenues                                                                $     8,467          $     2,572

Cost of revenues                                                              2,500                  344
                                                                        -----------          -----------

     Gross Profit                                                             5,967                2,228

Operating expenses                                                           19,040                4,775
                                                                        -----------          -----------

Loss from Operations                                                        (13,073)              (2,547)

Other Income (Expense):
     Interest expense                                                           (22)                 (28)
     Interest income                                                            238                   74
     Gain on sale of assets                                                       -                  226
     Other gain                                                                  56                    -
     Minority interest income                                                    79                    -
                                                                        -----------          -----------
                                                                                351                  272
                                                                        -----------          -----------


Loss Before Provision for Income Taxes                                      (12,722)              (2,275)

Income tax expense                                                                -                    1
                                                                        -----------          -----------

     Net Loss                                                               (12,722)              (2,276)

Other comprehensive income (loss)                                              (151)                 700
                                                                        -----------          -----------

     Net Comprehensive Loss                                             $   (12,873)         $    (1,576)
                                                                        ===========          ===========

Preferred stock dividends                                                         -                 (595)
                                                                        -----------          -----------

      Net Loss Applicable to Common Shares                              $   (12,722)         $    (2,871)
                                                                        ===========          ===========

     Basic and Diluted Net Loss per Common Share                        $      (.77)         $      (.32)
                                                                        ===========          ===========

     Shares Used in Computing Basic and Diluted
         Net Loss Per Share                                              16,544,979          $ 8,974,221
                                                                        ===========          ===========

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                             (Amounts in Thousands)


                                                                              2000                 1999
                                                                         ------------          ------------
Operating Activities

     Net Loss                                                            $    (12,722)       $     (2,276)
                                                                         ------------        ------------
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization                                     3,590                 279
              (Gain) on asset sales                                                (8)               (200)
              (Gain) on sale of securities                                        (46)                  -
              Forfeit purchase deposit                                              -                 (53)
              Common stock issued for employee compensation                        73                  79
              Common stock issued for services                                    188                 100
              Increase in bad debt allowance                                      178                  27
              Changes in operating assets and liabilities net of
                  effects from acquisitions                                         -                  18
                     Accounts receivable                                         (188)             (1,530)
                     Prepaid expenses                                            (323)               (166)
                     Other assets                                                  12                  17
                     Accounts payable                                            (476)                (54)
                     Accrued liabilities                                        1,426                (125)
                     Deferred revenue                                             365               1,548
                                                                         ------------        ------------
                        Net adjustments                                         4,791                 (60)
                                                                         ------------        ------------
                           Net Cash Used in Operating Activities               (7,931)             (2,336)
                                                                         ------------        ------------
Investing Activities

     Purchase of property and equipment                                        (1,395)               (554)
     Proceeds from asset sales                                                     12                  57
     Proceeds from securities sales                                               101                 600
     Proceeds from Finet settlement agreement                                     287                   -
     Purchase of intangible assets                                             (1,339)               (450)
     Change in deposits                                                           (30)                (22)
     Acquisitions, net of cash acquired                                        (1,205)                  -
                                                                         ------------        ------------
                           Net Cash Used in Investing Activities               (3,569)               (369)
                                                                         ------------        ------------
Financing Activities

     Net payments on capital lease obligations                                    (22)                  -
     Net (payments) proceeds from notes payable - related parties                (110)                (31)
     Proceeds from notes payable                                                    -                 250
     Payments on notes payable                                                    (50)               (275)
     Net proceeds from sale of common stock                                     7,637              11,535
     Deferred offering costs paid                                                   -                 (90)
     Payment (issuance) of notes receivable                                      (245)                (50)
                                                                         ------------        ------------

                           Net Cash Provided by Financing Activities            7,210              11,339
                                                                         ------------        ------------

Net (Decrease) Increase in Cash and Cash Equivalents                           (4,290)              8,634

Cash and Cash Equivalents at Beginning of Period                               10,617                 198
                                                                         ------------        ------------


Cash and Cash Equivalents at End of Period                               $      6,327        $      8,832
                                                                         ------------        ------------

See notes to consolidated condensed financial statements.
                                                                     (Continued)

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)
                                   (Continued)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

 (Amounts in Thousands)                             2000               1999
                                                -----------        ------------
     Cash paid for interest                     $        22        $         11
                                                ===========        ============

     Cash paid for income taxes                 $         0        $          1
                                                ===========        ============



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Nine months ended March 31, 2000
--------------------------------

During the nine months ended March 31, 2000, the Company received 800,000 shares of BuySellBid.com common stock valued at $2.50 per share as compensation for advertising. Other investments and deferred revenues increased by $2,000,000.

During the nine months ended March 31, 2000 the Company purchased intangible assets by issuing 13,077 shares of the Company's common stock valued at $200,000.

During the nine months ended March 31, 2000, accrued liabilities in the amount of $200,000 were satisfied by the issuance of 25,000 shares of the Company's common stock.

During the nine months ended March 31, 2000, the Company purchased intangible assets for $262,320 by issuing 28,000 shares of the Company's common stock.

During the nine months ended March 31, 2000, the Company purchased intangible assets by issuing 25,000 shares of the Company's common stock valued at $215,625.

During the nine months ended March 31, 2000, the Company acquired IMCO. The consideration paid was $2,000,000 consisting of 81,090 shares of the Company's common stock.

During the nine months ended March 31, 2000, the Company purchased 1,200,000 common shares of BuySellBid.com, Inc. for 250,000 shares of the Company's common stock valued at $3,000,000.

During the nine months ended March 31, 2000, the Company acquired intangible assets from BuySellBid.com, Inc. for 257,615 shares of the Company's common stock valued at $3,091,380.

During the nine months ended March 31, 2000, the Company acquired Terradatum. The consideration paid included 640,000 shares of the Company's common stock valued at $7,960,000.

See notes to consolidated condensed financial statements.
                                                                     (Continued)
                                        8

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (Unaudited)

Nine Months Ended March 31, 1999
--------------------------------

During the nine months ended March 31, 1999, accrued liabilities in the amount of $50,000 were satisfied by the issuance of 20,000 shares of the Company's common stock.

During the nine months ended March 31, 1999, $110,000 of debt was converted into 55,000 shares of the Company's common stock.

During the nine months ended March 31, 1999, a stockholder converted approximately 34,000 shares of Series A preferred stock into 69,000 shares of the Company's common stock.

During the nine months ended March 31, 1999, a stockholder converted approximately 623,000 shares of Series A Preferred Stock into approximately 1,245,000 shares of the Company's common stock.

During the nine months ended March 31, 1999, the Company paid accumulated dividends of $595,190 on the converted shares of Series A preferred stock by the issuance of the Company's common stock.

During the nine months ended March 31, 1999, 50,000 shares of the Company's common stock were issued to acquire certain assets of a company in a purchase transaction valued at $225,000.




See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. All adjustments that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for the quarter and nine months ended March 31, 2000 are not necessarily indicative of the results that will be realized for the fiscal year ending June 30, 2000. The financial and other information contained herein should be read in conjunction with the financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999.

Certain prior period amounts have been reclassified to conform to the current period's presentation.

Recently Issued Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), which among other guidance clarifies certain conditions to be met in order to recognize revenue. The Company is currently assessing the guidance contained in SAB 101, and has not determined the impact, if any, that SAB 101 will have on its revenue recognition policies and on its consolidated financial statements.

NOTE 2 - EQUITY TRANSACTIONS
----------------------------

During the nine months ended March 31, 2000, the Company received approximately $3,028,000 from the exercise of warrants to purchase 1,026,039 shares of the Company's common stock and approximately $1,409,000 from the exercise of options to purchase 613,509 shares of the Company's common stock.

On February 11, 2000 the Company sold 206,450 shares of its common stock to three accredited investors in a private placement for an aggregate purchase price of approximately $3,200,000.

On May 4, 2000 the Company sold 43,956 shares of its common stock to an accredited investor in a private placement for an aggregate purchase price of $250,000.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

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

March 2000, the Company entered into a settlement agreement and release with Finet.com, Inc. whereby both parties are effectively released from the May 1999 Licensing Agreement. The Company received a settlement payment of $485,000 consisting of $183,000 in revenue associated with click-throughs provided, $287,000 for a refund of the purchased technology and a refund of $15,000 in legal fees.

On March 31, 2000, the Company held a total of $1,537,000 of available-for-sale securities consisting of 745,700 common shares of WebQuest International, Incorporated presented as investments, related party stock, and 600,000 common shares of Finet included in other investments. The fair market value of the investments at March 31, 2000, based on market quotations or recent private placements is reflected in the financial statements with the resulting unrealized decrease in value of approximately $151,000 recorded as a separate component of other comprehensive loss. The Company's investment of 2,000,0000 common shares of BuySellBid.com, Inc. is included in other investments at $5,000,000, the purchase price of the investment. The Company is accounting for the BuySellBid.com, Inc. investment as available-for-sale securities; however the company has not included a comprehensive income component, as there currently is not a public market for this stock.

At various dates throughout the quarter ending March 31, 2000, the Company sold 54,300 shares of Webquest International, Incorporated common stock at an average sales price of $1.85 per share. The Company recorded a net gain of approximately $46,000 related to the sale of the Webquest securities.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - ACQUISITIONS
---------------------

Home Seekers Magazines

On February 8, 2000, the Company completed the acquisition of Home Seekers Magazines, Inc (HMI) for approximately $1,053,000 in cash. The Company also incurred $26,000 of related professional fees. HMI is a non-public real estate magazine publication company located in Idaho. The parties also executed a Mutual Release of All Claims which terminates a complaint which had been filed in the United States District Court for the Eastern District of Washington against the Company by Home Seekers Magazines, Inc. that alleged violations of claimed trademark rights in certain real estate markets in Washington and Idaho. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price resulted in approximately $1,858,000 of goodwill, which is being amortized over 15 years and approximately $206,000 for customer lists, which are being amortized over 36 months. The fair values of assets acquired and liabilities assumed were approximately $2,268,000 and $1,189,000, respectively.

Terradatum

On September 30, 1999, the Company acquired 100% of Terradatum, a developer, marketer, and licensor of Internet based multiple listing service systems. Consideration consisted of 640,000 shares of the Company's common stock valued at approximately $7,960,000, liabilities of $1,500,000 and $200,000 in cash. The Company also incurred $54,000 of related professional fees. The acquisition agreement calls for additional cash consideration if the market price of the Company's common stock is below certain levels prior to the first anniversary of the closing date. The acquisition was accounted for using the purchase method of accounting and accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values as of the acquisition date. A preliminary allocation of the purchase price resulted in approximately $7,966,000 of goodwill, which is being amortized over 5 years. The fair values of assets acquired and liabilities assumed were approximately $9,905,000 and $191,000, respectively.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

IMCO

On September 30, 1999, the Company completed its acquisition of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 81,090 shares of the Company's common stock valued at $2,000,000. The merger agreement provides for additional consideration payable in the Company's common stock depending on the closing prices of the Company's common stock on specified days preceding the first and second anniversaries of the closing date. The sellers may also receive additional common shares if they resell their shares below the initial average closing price during established periods. The acquisition was accounted for using the purchase method of accounting. A preliminary allocation of the purchase price resulted in goodwill of $1,000,000, which is being amortized over five years and approximately $918,000 of computer software, which is being amortized over 3 years. The fair values of assets acquired and liabilities assumed were approximately $2,221,000 and $221,000, respectively.

Pro Forma Information

The following unaudited pro forma information presents the results of operations of the Company for the quarters and nine months ended March 31, 2000 and 1999 as if the Terradatum, IMCO, Holloway Publications, Inc. and Home Seekers Magazines acquisitions had taken place on July 1, 1999 (in thousands, except per share data):

                                  Quarter ended        Nine Months ended
                                    March 31,               March 31,
                                     2000              2000         1999
                                -------------       ----------    ---------

Revenues                        $      4,434       $    9,320     $   5,856
                                ============       ==========     =========
Net Loss                        $     (5,101)      $  (13,105)    $  (4,065)
                                ============       ==========     =========

Net Loss Per Common Share:
Basic and Diluted               $       (.29)      $     (.78)    $    (.41)
                                ============       ==========     =========

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

NOTE 6 - LOAN TO RELATED PARTIES
--------------------------------

On February 7, 2000, the Board of Directors approved making a loan to Douglas Swanson, Vice Chairman, related to the exercise of options. On March 31, 2000, the Company loaned Mr. Swanson approximately $320,000 for the payment of his Federal Withholding, FICA and Medicare taxes related to the exercise of 100,000 shares of HomeSeekers.com, Incorporated options at $1.47. The loan is collateralized with full recourse at an effective interest rate of 12% per annum and has been reflected as a decrease to the stockholder's equity on the accompanying balance sheets. The loan is due June 30, 2000.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 7 - SUBSEQUENT EVENTS
--------------------------

On April 21, 2000, Terry Pullan a former employee of the Company who also sold certain assets of a website development company to the Company in 1998, filed a claim against the Company in Douglas County, Nevada District Court.
The claim relates to alleged breaches by the Company of Mr. Pullan's employment agreement with the Company. The claim seeks the payment of certain compensation, benefits and compensatory and punitive damages in excess of $1.2 million.




ISG/Formulator Acquisition

On April 3, 2000, the Company completed the acquisition of privately held ISG Inc., an electronic forms and systems integration company operating under the name of Formulator. The consideration was stock-for-stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Revenues for the quarter ended March 31, 2000 increased 282% to $4,312,000 from $1,130,000 for the quarter ended March 31, 1999. Revenues for the nine months ended March 31, 2000 increased 229% to $8,467,000 from $2,572,000 for the nine months ended March 31, 1999. The increases of $3,182,000 and $5,895,000 respectively, are attributable to increased sales of web sites and web pages to real estate agents as the Company significantly expanded its sales efforts, revenues related to the inclusion of results of operations related to the Holloway Publications, Inc., IMCO, Terradatum and Home Seekers Magazines businesses, and increased prospect advertising revenues from the HomeSeekers.com site.

Costs of revenues for the quarter ended March 31, 2000 increased 829% to $1,189,000 from 128,000 for the quarter ended March 31, 1999 in support of the higher sales levels. The gross profit percentage declined from 89% for the quarter ended March 31, 1999 to 72% for the quarter ended March 31, 2000, primarily due to the inclusion of results of operation attributable to the lower margin services of the Holloway and Home Seekers Magazine Publication businesses and the IMCO and Terradatum acquisitions, which have lower gross margin percentages. Costs of revenues increased to $2,500,000 for the nine months ended March 31, 2000 from $344,000 in the comparable period of the prior year, while the gross profit percentage decreased from 87% in 1999 to 70% in 2000. The changes result from the same items discussed for the quarter to quarter comparison.

Operating expenses for the quarter ended March 31, 2000 increased 317% to $8,326,000 from $1,995,000 for the quarter ended March 31, 1999. For the nine months, operating expenses increased 299% from $4,775,000 in 1999 to $19,040,000 in 2000. The Company has increased its expenditures on sales and marketing activities associated with the sale of web sites, web pages, the new Internet-based Multiple Listing Service software and the recently launched REInnovators program for real estate brokers. Brand marketing has been increased through advertising, the BuySellBid agreement, and the distribution of free Internet Marketing Kits to real estate professionals. In addition, administrative costs are higher to support this increased activity and the integration of the acquired companies.

Interest income increased to $53,000 for the quarter and to $238,000 for the nine months ended March 31, 2000 through the investment of cash from the Company's private placements of common stock.

The Company's net loss for the quarter ended March 31, 2000 increased 603% to $5,101,000 from $726,000 for the quarter ended March 31, 1999. The Company's net loss for the nine months ended March 31, 2000 increased 459% to $12,722,000 from $2,276,000 for the nine months ended March 31, 1999 due to the dollar growth in operating expenses outpacing the dollar revenue growth.

Depreciation and amortization totaled $1,865,000 during the quarter ended March 31, 2000, which equaled $.11 per share.

Liquidity and Capital Resources

At March 31, 2000 the Company's cash balance was $6,327,000, a decrease of $4,290,000 from June 30, 1999. The decrease results primarily from negative cash flows from operations, acquisition of Home Seekers Magazines and the cash portion of the payment to BuySellBid in connection with the transactions described in Note 5, partially offset by proceeds from stock warrant and option exercises and private placements. The Company currently anticipates that it will require additional cash to fund its operations and investment plans during fiscal 2000. In the past the Company has funded its cash flow deficit through the issuance of equity securities and warrants to purchase equity securities.

The Company has experienced negative cash flows from operations since inception. Operations have been funded primarily through cash provided by sales of equity securities. The ability of the Company to meet its liquidity requirements is predicated upon the Company's ability to access the public and private equity markets at acceptable prices and rates. Additional financing may not be available on terms acceptable to the Company, or at all. If the Company is unable to raise sufficient capital to fund its future liquidity requirements there would be a material adverse effect on its business, financial results and results of operations.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements contained in this Form 10-QSB regarding matters that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties, and actual results may differ materially from those expressed or implied by such forward-looking statements. All statements that address operating performance, liquidity issues, or events or developments that management expects or anticipates to occur in the future, including statements relating to sales and earnings growth or statements expressing general optimism about future operating results, are forward-looking statements. These forward-looking statements are based on management's current views and assumptions regarding future events and operating performance. Many factors could cause actual results to differ materially from estimates contained in management's forward-looking statements. Some of these factors are adverse economic conditions, competitive pressures, inadequate capital, changes in interest rates that adversely affect the real estate market, changes in the market value of the Company's equity securities, levels of usage of the Company's web sites and other products and services, the Company's ability to access the public or private markets for equity securities, availability of alternative financing sources, difficulties associated with integrating the operations of acquired companies and businesses with the Company's operations, unanticipated expenses, seasonal fluctuations and other volatility in the Company's operating results, inability to carry out marketing and sales plans and loss of key executives.

                            PART II OTHER INFORMATION

Item 1   Legal Proceedings

On April 21, 2000, Terry Pullan a former employee of the Company who also sold certain assets of a website development company to the Company in 1998, filed a claim against the Company in Douglas County, Nevada District Court. The claim relates to alleged breaches by the Company of Mr. Pullan's employment agreement with the Company. The claim seeks the payment of certain compensation, benefits and compensatory and punitive damages in excess of $1.2 million.

Item 2   Changes in Securities and Use of Proceeds

         During the quarter ended March 31, 2000, the Company issued 400,883 shares of its common stock upon the exercise of outstanding warrants to purchase common stock for an aggregate exercise price of $1,269,000. These shares of common stock were issued to the warrantholders pursuant to the exemption from the registration requirements of the Securities Act of 1933 (the "Securities Act") provided by Section 4(2) thereof.

         During the quarter ended March 31, 20000, the Company issued 321,845 shares of its common stock upon the exercise of outstanding options to purchase common stock for an aggregate exercise price of $929,000. These shares of common stock were issued to the optionholders pursuant to the exemptions from the registration requirements of the Securities Act provided by Section 4(2) thereof or Rule 701 thereunder.

         On January 31, 2000 the Company issued 1,200 shares of its common stock to BMC Communications (BMC) in exchange for consulting services. These shares of common stock were issued to BMC pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof or Rule 506 of Regulation D thereunder.

         On January 31, 2000 the Company issued 1,500 shares of its common stock to The Trout Group LLC in exchange for consulting services. These shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof or Rule 506 of Regulation D thereunder.

         On January 31, 2000, the Company issues 13,077 shares of its common stock to extinguish liabilities of $200,000 related to the purchase of intangible assets. These shares of common stock were issued to Terry Pullan pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) thereof.

         On February 28, 2000 the Company issued 1,702 shares of its common stock to The Wall Street Investor Relations Corp. in exchange for consulting services. These shares of common stock were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof or Rule 506 of Regulation D thereunder.

Item 3   Defaults upon Senior Securities

None

Item 4   Submission of Matters to a Vote of Security Holders

None

Item 5   Other Information

None

Item 6   Exhibits and Reports on Form 8-K

(a)      Exhibits

27       Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned as duly authorized.

HomeSeekers.com, Incorporated
(Registrant)


/s/ Gregory L. Costley
-----------------------------
Gregory L. Costley
Chairman of the Board
Chief Executive Officer
Secretary/Treasurer
Principal Financial Officer


Dated:   May 15, 2000