Form 10KSB
period 2000-06-30
HOMESEEKERS COM INC
filed 2000-10-06
CIK 938578

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                           --------------------------

                                  FORM 10-KSB

(MARK ONE)

   /X/     ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
           EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2000
                                  OR
   / /     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 0-23835

                         HOMESEEKERS.COM, INCORPORATED

                 (Name of Small Business Issuer in its Charter)

                   NEVADA                                       87-0397464
       (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
       Incorporation or Organization)

   6490 S. MCCARRAN BLVD SUITE D-28, RENO,                         89509
                   NEVADA                                       (Zip Code)
  (Address of Principal Executive Offices)
                                      (775) 827-6886
                                (Issuer's Telephone Number)

                   SECURITIES REGISTERED UNDER SECTION 12(B) OF THE ACT:
             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
                    None                                           None

               SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                               COMMON STOCK, $.001 PAR VALUE
                                      (Title of Class)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

    State issuer's revenues for its most recent fiscal year: $11,090,000.

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past
60 days: $46,168,828 (based on the average bid and asked prices of the common stock on the Nasdaq SmallCap Market on September 18, 2000).

    State the number of shares outstanding of each of the issuer's classes of common equity as of September 18, 2000: 23,404,735.

                      DOCUMENTS INCORPORATED BY REFERENCE:

    Proxy Statement (to be filed) accompanying the notice of annual meeting of HomeSeekers.com, Incorporated's stockholders (Part III hereof).

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

GENERAL

    HomeSeekers.com, Incorporated is a provider of real estate information and technology targeted for use by real estate professionals, consumers and other parties who have an interest in the real estate industry. One of our major objectives is to enable professionals, through the use of our technology, to be better equipped to engage in real estate transactions with consumers, who, through the use of our products and services, can be better educated and prepared for such transactions. Unless we otherwise indicate in this Form 10-KSB, references to "the Company," "we" or "our" mean HomeSeekers.com, Incorporated.

    The products and services offered by us can generally be classified as technology services for real estate professionals, real estate professional productivity tools or other products and services. We have determined that for our fiscal year ended June 30, 2000, we operated in one business segment. Our current products and services are described below under the heading "Products and Services."

    We are a Nevada corporation that is the successor to a Utah corporation originally organized in 1983. We have been engaged in the business of marketing technology-based products to real estate professionals since 1987. We operated as "NDS Software, Inc." prior to July 1998 when we changed our name to "HomeSeekers.com, Incorporated." Our administrative office is located at 6490 S. McCarran Blvd., Suite D-28, Reno, Nevada 89509, telephone (775) 827-6886. We also maintain branch offices at 2800 Saturn Street, Brea, California 92621, telephone (714) 993-4295, and at 2241 Park Place, Suite E, Minden, Nevada 89423, telephone (775) 782-2977. Our fiscal year end is June 30.

BACKGROUND

    We have developed our product and service offerings through a series of business acquisitions, asset purchases and strategic alliances. The following is a summary description of significant transactions we have completed during the last three years:

    - In August 1998, we acquired the customer list and certain other assets of Genstar Media, a company engaged in the development and sale of Websites to real estate agents.

    - In May 1999, we acquired all of the outstanding shares of Holloway Publications, Inc. ("HPI"). HPI was founded in 1991, and is a publisher of real estate listing magazines, including "Homes and Condos," with circulation primarily in the Midwestern United States.

    - In September 1999, we entered into an agreement with BuySellBid.com, a developer of proprietary e-commerce systems and an online multimedia distribution network.

    - In September 1999, we acquired 100% of Terradatum LLC, a provider of technology-based solutions for the Multiple Listing Service ("MLS") market. Multiple Listing Services are aggregators of real estate data for geographic areas.

    - In September 1999, we acquired Information Management Company, LLC ("IMCO"). IMCO operates 40 MLSs in several states.

    - In February 2000, we completed the acquisition of HomeSeekers
      Magazines, Inc., a distributor of seven magazines in the states of Idaho, Montana, Oregon and Washington.

    - In April 2000, we completed the acquisition of ISG Inc., an electronic forms and systems integration company operating under the name of Formulator.

    - In May 2000, we consummated a strategic transaction with the property portal! Limited, a Hong Kong company that operates an Asian Internet real estate portal. As part of this transaction, we entered into a technology consulting and license agreement with the property portal! (pp.com) whereby they were granted a license to our products for sales into the territory of the People's Republic of China (including Hong Kong and Taiwan), Malaysia, Singapore and Thailand.

    - In June 2000, we completed the acquisition of Connect2Call, a developer of interactive voice communication technologies. The application of this Connect2Call technology is designed to enable telephone communication between online consumers and real estate professionals.

    - In July 2000, we completed the acquisition of IRIS LLC, a provider of productivity software to real estate professionals. The IRIS Lightning Software Suite consists of the Lightning 2000 MLS access connectivity product, Lightning Flyers and Lightning Comparative Market Analysis (CMA) Plus.

PRODUCTS AND SERVICES

    We provide a range of products and services that are designed for consumers as well as real estate professionals. In order for our business to be successful, we need to generate revenues from the following products and services.

    HOMESEEKERS.COM. Our consumer-based products are offered free to users and enable potential buyers and sellers to browse our searchable database of homes. We provide consumers with properties that are typically updated on a daily basis and are available for viewing in several languages. We also have planned brand extensions that can be viewed on the site, including NewHomeSeekers.com and RentalSeekers.com.

    Our Website provides prospective homebuyers with access to listings of homes for sale in a subscribing MLS geographical region. These products employ a search engine with numerous searchable fields to allow both broadly and narrowly defined searches. The systems will search, find and display listings that match a prospective buyer's criteria, including a preferred location within a city or state, number of bedrooms and baths and other desired features. Users are also able to enter a search, save it and automatically search for updated inventory.

    INTERNET SOLUTIONS FOR REAL ESTATE PROFESSIONALS. We provide Web-based technologies for brokers, agents and other real estate professionals. These customizable Web-based technologies are designed to enable real estate professionals to reach their target audience and to increase the visibility of their inventory of real estate listings.

    MLS PRODUCTS. Our MLS products are designed to provide the agent more efficient access to MLS data by providing flexible and cost-effective alternatives to existing systems that an MLS may be using.

    LIGHTNING/FORMULATOR/REALTY 2000/CONNECT2CALL. These products are targeted at the broker and agent market, with the objective being to deliver technologies to provide products ranging from better communication, presentation and marketing to improved efficiency in handling data in the transaction process.

    PUBLISHING SERVICES. We publish several magazines, principally in the Midwest, the Northwest and Florida, under the HomeSeekers.com brand.

    WEB-BASED CONSULTING AND DEVELOPMENT SERVICES. We provide technical design and support, on a project basis, to clients in need of technological services. These services include Website development and hosting and other
Internet/Intranet solutions, including designing Internet strategies, architecture and planning.

SALES AND MARKETING

    Our sales personnel sell our products to the real estate industry through seminars, direct sales and telemarketing efforts. In the case of Website sales, these efforts are targeted at real estate industry professionals interested in marketing their services through the Internet. Our MLS sales organization is geographically dispersed and is focused on presenting the strengths of our product offering to MLS organizations throughout the country. International sales are done through a combination of sales by U.S.-based personnel and, where available, local personnel in those foreign markets.

    Our marketing program is targeted to real estate professionals, consumers and other real estate related service providers. Public relations is handled through an outside consulting group. Together with our advertising efforts, our sales force plays an important role in our marketing strategy. Our direct sales staff and telemarketing personnel focus on maintaining contact with our targeted customer pool to maintain the database that is used for additional marketing follow-up.

PRODUCT DEVELOPMENT

    We believe that it is important for us to continually enhance the performance of, and features on, our Website and our other technological offerings. Our development team focuses on developing products and services for consumers and real estate professionals aimed at differentiating us from our competitors. We seek to enhance our market position by building proprietary systems and features, such as search engines for real estate listings and the technologies used to aggregate real estate content.

TRADEMARKS, COPYRIGHTS AND PROPRIETARY RIGHTS

    We have not sought patent protection for our proprietary software system, although we may apply for patents on various aspects of our programs in the future. Rather, will seek to maintain our proprietary rights by trade secret protection, copyright notices, non-competition and non-disclosure agreements with our employees and, as appropriate, with our vendors. We may seek formal copyright and/or patent protection for our software program applications and obtain patents where feasible. There can be no assurance that meaningful proprietary protection can be attained as a result of such filing, and any proprietary rights that we could choose to protect through legal action may involve substantial costs.

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

EMPLOYEES

    As of September 15, 2000, we had a total of 336 employees. Of this total, 151 were in sales and marketing, 73 in product development, 81 in technical services and 31 in finance and administration.

ITEM 2.  DESCRIPTION OF PROPERTY.

    We have not purchased real estate either for our own use or for investment purposes. Our properties consist of leased office and operating facilities in various parts of the United States. Many of these facilities were under lease by the companies we acquired. We will continue to evaluate the cost saving opportunities and operational efficiencies that may be gained in the consolidation of these leased facilities.

    Our primary operations center in Brea, California consists of approximately 25,000 square feet leased from an unrelated party. The lease agreements for individual suites in this facility are for periods ranging from four to six years, and expire through 2005. The lease agreements generally contain renewal options and scheduled rental escalation clauses.

    Our corporate headquarters are located in leased facilities in Reno, Nevada. These lease agreements are with an unrelated party, are comprised of individual adjoining suites totalling approximately 8,500 square feet and range in term from 18 months to one year. The leases expire on various dates through 2001 and contain renewal options ranging from 6 to 18 months.

    We also lease a total of approximately 31,000 square feet of office and operating space in the following facilities:

    - Human resources and technical support--Minden, Nevada

    - Publications division--Carmel, Indiana

    - XLMS East--Sarasota, Florida

    - XLMS Mid West--East Lansing, Michigan

    - XLMS West--Santa Rosa, California

    - Formulator--Boulder, Colorado

    - Connect2Call--Rancho San Margarita, California

    These lease agreements expire on various dates through 2006, and generally contain renewal options and rental escalation clauses. In the opinion of management, we believe that these leased facilities and their contents are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS.

    We are subject to legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, we believe that the final disposition of any pending or threatened matters will not have a material adverse effect on our business, financial position or results of operations.

    A complaint had been filed in the United States District Court for the Eastern District of Washington against us by HomeSeekers Magazines, Inc. alleging violations of claimed trademark rights in certain real estate markets in Washington and Idaho. On February 8, 2000, we completed the acquisition of HomeSeekers Magazines, Inc. The parties executed a Mutual Release of All Claims, which terminated the United States District Court proceedings.

    In April 2000, a former employee of ours filed a claim against us in Douglas County, Nevada District Court. The claim related to alleged breaches by us of his employment agreement with us. The claim sought the payment of certain compensation, benefits and compensatory and punitive damages in excess of $1.2 million. On August 21, 2000, the claims of all parties were dismissed with prejudice pursuant to a stipulation of the parties. We made a payment to our former employee of $150,000 in connection with the settlement.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    On May 24, 2000, we held our Annual Meeting of Stockholders. The stockholders voted, either in person or by proxy, on the following matters:

    1) To elect three directors to serve two years and until their successors are elected;

    2) To ratify the appointment of Ernst & Young LLP as the Company's independent public auditors for the fiscal year ended June 30, 2000;

    3) To approve an amendment to the HomeSeekers.com, Incorporated Amended and Restated 1996 Stock Option Plan increasing the number of shares of the Company's common stock reserved for issuance thereunder from 5,500,000 to 11,500,000 shares; and

    4)  To approve certain stock option grants to employees of the Company.

    The results of the stockholder votes were as follows:

Proposal 1: Election of three directors:

                                                   FOR        AGAINST    ABSTAIN
                                                ----------   ---------   --------
Greg Johnson..................................  12,574,634   2,238,065        --
Doug Swanson..................................  11,965,722   2,846,977        --
John Giaimo...................................  14,384,126     428,573        --

    The terms of directors Brad Rotter, David Holmes and Greg Costley continued after the meeting, and expire at our Annual Meeting following the fiscal year ending June 30, 2000. Effective June 16, 2000, Doug Swanson resigned from the Board of Directors. Mr. Swanson remains an Executive Vice President of the Company.

Proposal 2: Ratification of the appointment of Ernst & Young LLP:

                                                   FOR        AGAINST    ABSTAIN
                                                ----------   ---------   --------
                                                15,142,806..   601,407    24,324

Proposal 3: Approval of amendment to Stock Option Plan:

                                                   FOR        AGAINST    ABSTAIN
                                                ----------   ---------   --------
                                                 5,465,317   3,984,970    67,930

Proposal 4: Approval of stock option grants:

                                                   FOR        AGAINST    ABSTAIN
                                                ----------   ---------   --------
                                                 5,427,354   4,021,973    68,890

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    Our common stock has been traded on the Nasdaq SmallCap Market since September 16, 1999 under the symbol "HMSK." During prior periods of fiscal 1999 and fiscal 2000, our common stock was traded on the OTC Bulletin Board. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. The quotations prior to September 16, 1999, as reported by North American Quotations, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

PERIOD                                                          HIGH       LOW
------                                                          ----       ---
First Quarter (ended September 30, 1998)....................   $ 6.22     $ 2.40
Second Quarter (ended December 31, 1998)....................   $ 6.44     $ 1.94
Third Quarter (ended March 31, 1999)........................   $ 6.72     $ 4.00
Fourth Quarter (ended June 30, 1999)........................   $11.38     $ 4.50

First Quarter (ended September 30, 1999)....................   $14.81     $ 4.88
Second Quarter (ended December 31, 1999)....................   $16.00     $ 7.75
Third Quarter (ended March 31, 2000)........................   $25.50     $11.56
Fourth Quarter (ended June 30, 2000)........................   $14.88     $ 2.06

    As of June 30, 2000, there were approximately 500 holders of record of the 21,433,210 shares of common stock that were issued and outstanding. The transfer agent for the shares is Atlas Stock Transfer Co., 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151.

    We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our operating results, capital requirements, expansion plans, financial condition and other relevant factors.

RECENT SALES OF UNREGISTERED SECURITIES

    During the year ended June 30, 2000 warrantholders exercised warrants to purchase 1,020,036 shares of common stock with exercise prices from $1.47 to $6.25 per share, which produced approximately $3.0 million in net proceeds to us. These warrantholders were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to these consultants contained a legend regarding restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    During the year ended June 30, 2000 we issued 277,969 shares of our common stock at an average value per share of $11.81 to vendors and employees for goods and services with a total value of approximately $3.3 million. These individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend regarding restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    During the year ended June 30, 2000, we issued a total of 341,077 shares of our common stock valued at approximately $3.8 million in connection with strategic transactions and the acquisition of intangible assets. These individuals or companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend regarding restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) of the Securities Act or Rule 506 of the rules and regulations thereunder.

    During the year ended June 30, 2000 we issued a total of 917,407 shares of our common stock to accredited investors pursuant to Rule 506 of Regulation D under the Securities Act for aggregate cash proceeds of approximately
$5.4 million.

    On June 9, 2000, we purchased from certain individuals substantially all the assets of a provider of Internet based communication services engaged in the business of placing telephone calls through the use of the Internet and the Public Switched Telephone Network. We issued 347,639 shares of our common stock valued at approximately $1.4 million in this purchase. These individuals were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, certificates representing the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    On May 16, 2000 we entered into a Stock Purchase Agreement with the property portal! Limited and its existing shareholders. We issued 1,638,750 shares of our common stock valued at approximately $6.5 million to acquire 1,613,000 common shares of the property portal! Limited. Our securities were issued to property portal! Limited and its existing shareholders in an offshore transaction. The stock purchase agreement contained representations, warranties and covenants of the property portal! Limited and its existing shareholders required to be made in connection with an offshore transaction by Regulation S under the Securities Act. In addition, the certificate representing the shares issued in this transaction contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Regulation S thereunder.

    On April 3, 2000, we completed the acquisition of Information Solutions Group, Inc., an electronic forms and systems integration company operating under the name of Formulator. We issued 279,398 of our common shares valued at approximately $5.8 million in the acquisition. These holders were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    On September 30, 1999, we issued 257,615 shares of our common stock valued at approximately $3.0 million, along with $1.0 million cash to BuySellBid.com, Inc. ("BuySellBid") as consideration for BuySellBid providing banner advertising on certain Web and portal sites for a period of 18 months. In addition, we issued 250,000 shares of our common stock valued at approximately $3.0 million to purchase 1,200,000 shares of BuySellBid common stock. BuySellBid was an accredited investor and had access to or otherwise was provided with financial and other information concerning us. In addition, the certificates representing the shares issued to BuySellBid contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    On September 30, 1999, we acquired 100% of the capital interests in Terradatum, a developer, marketer and licensor of Internet based multiple listing service systems. Consideration paid to the owners of Terradatum consisted of 640,000 shares of our common stock valued at approximately
$8.0 million and $200,000 in cash. These owners of Terradatum were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend restricting transferability absent registration under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    On September 30, 1999, we completed our acquisition of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 341,151 shares of our common stock valued at approximately $1.0 million. The acquisition agreement provides for additional consideration of $1.0 million payable in the Company's common stock depending on the closing prices of the Company's common stock on specified days preceding the first and second anniversary dates of the agreement. The owners of IMCO were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. This
Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this Form 10-KSB, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify forward-looking statements. The cautionary statements made in this Form 10-KSB should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in or implied by this Form 10-KSB. We do not intend to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. Factors that could cause or contribute to such differences include those discussed below.

OVERVIEW

    As discussed elsewhere in this Form 10-KSB, we have experienced recurring losses from operations and have an accumulated deficit of approximately
$41.0 million at June 30, 2000. In addition, it is imperative that we complete a significant financing in the near future to fund our operations. Because of these factors, the report of our independent auditors on our consolidated financial statements for the year ended June 30, 2000 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. We are developing a plan to address these issues and to allow us to continue as a going concern through the end of fiscal year 2001. This plan includes obtaining debt or equity financing in amounts sufficient to fund operations and continued growth, realizing the revenue potential of our business acquisitions and current products and services and the reduction of operating expenses as necessary. However, we have only a limited operating history with our existing business model and we are continuing to fully integrate our recent business acquisitions. Consequently, there is no assurance that we will ever achieve or maintain profitability. If we are unable to obtain additional financing in the near future, or it is not available to us on acceptable terms, we will be unable to implement our operating plans or meet our operating obligations. Should this occur, we would likely cease operations.

RESULTS OF OPERATIONS

    BUSINESS ACQUISITIONS

    We continue to build our Company and develop our family of products and services through business acquisitions, asset purchases and strategic alliances. Many of these transactions were accomplished through the issuance of our equity securities, and occurred late in our fiscal year ended June 30, 1999 and during our fiscal year ended June 30, 2000. Therefore, our operations for fiscal 2000 are not comparable to our operations for fiscal 1999 as a significant increase in revenues and expenses resulted from these acquisitions. In addition, we have experienced growth in our historic businesses, particularly Web page development and Website-related revenues (including advertising), programming and license revenues.

    REVENUES

    Our revenues increased from $3.4 million in fiscal 1999 to $11.1 million in fiscal 2000. Growth in revenues resulted from significant increases in three areas: (1) Web page development and Website-related revenues (including advertising); (2) programming and licensing; and (3) publishing. Our Web page development and Website-related revenues (including advertisement) increased from $1.2 million in fiscal 1999 to $4.6 million in fiscal 2000 primarily due to continued growth and success with our telemarketing, field sales and seminar programs. Our programming and license revenues increased from $690,000 in fiscal 1999 to $3.1 million in fiscal 2000 principally due to the acquisitions of Terradatum and IMCO in September 1999, and of ISG in April 2000. Publishing revenues increased from $117,000 in fiscal 1999 to $2.3 million in fiscal 2000 primarily because revenues from Holloway Publications, acquired in May 1999, were included for a full year in fiscal 2000. In addition, we acquired HomeSeekers Magazines, Inc. in February 2000, which also contributed to this increase.

    Growth in revenues in 1999 reflects a significant increase in three areas:
Websites sold increased to $1.2 million compared to $476,000 in the prior year, prospect revenues of $1.1 million compared to $509,000 and programming and license amounted to $690,000 compared to $284,000 in the prior year. Website revenues increased due to a expansion of the real estate agent customer base as well as a favorable shift in the mix between higher revenue Websites and lower revenue Web pages. Prospect revenues were favorably impacted by the increased traffic on our Internet site.

    COST OF REVENUES

    Our cost of revenues increased from $567,000 in fiscal 1999 to $6.1 million in fiscal 2000 primarily because of the increases in our revenues in fiscal 2000 as discussed above. Our cost of revenues as a percentage of total revenues increased from 16.6% in fiscal 1999 to 55.0% in fiscal 2000. This increased percentage is due to recording in fiscal 2000 cost of revenues $2.8 million in amortization of certain technology purchased in business acquisitions during fiscal 2000. In addition, 2000 operating results included a full year of Holloway Publications, which division has had a 67% cost of revenue percentage, a higher percentage than our other products and services.

    Our cost of revenues increased from $339,000 in fiscal 1998 to $567,000 in fiscal 1999 because of the growth in revenues from fiscal 1999 to fiscal 2000. The cost of revenues as a percentage of total revenues was approximately 20.3% in fiscal 1998.

    OPERATING EXPENSES

    Our operating expenses increased from $8.0 million in fiscal 1999 to $30.5 million in fiscal 2000 because of the continued growth of our company and because of the acquisitions completed during fiscal 2000.

    The largest component of our operating expenses is salaries and wages. Compensation expense and related costs increased from $3.9 million in fiscal 1999 to $12.5 million in fiscal 2000 because of the increase in employee headcount from 108 total employees at the end of fiscal 1999 to 336 total employees at the end of fiscal 2000. Additional employees were added in all facets of our business including sales and marketing, product development, technical services, finance and administration. Many of these new employees were added to our company as a result of business acquisitions.

    Depreciation and amortization expense increased from $531,000 in fiscal 1999 to $2.5 million in fiscal 2000 because of the property and equipment acquired in fiscal 2000 in connection with our business acquisitions.

    Facilities expenses increased from $831,000 in 1999 to $1.8 million in 2000 due to a full year of operations at our Brea, California facility and due to the additional facilities costs incurred with our business acquisitions. Our expenses for consultants and outside services increased from $711,000 in 1999 to $2.6 million in 2000 primarily due to legal, audit and financial advisory services associated with our business expansion. Travel, trade shows and related expenses increased from $736,000 in 1999 to $4.1 million in 2000 as we coordinated the acquisition of businesses and expansion of operations in our various locations in the United States and abroad, and increased our sales efforts for Websites, MLS services and other products. Similarly, promotion and marketing expenses increased from $738,000 in 1999 to $2.9 million in 2000 due to our business acquisitions and our efforts to expand our brand awareness.

    Also included in operating expenses in fiscal 2000 is a $2.5 million write down of our investment in common stock of BuySellBid, a non-public company. We received these shares of BuySellBid pursuant to an operating agreement, and recorded the non-cash expense because of the continuing losses of BuySellBid, its inability to successfully complete a planned public offering of its stock, and the uncertainty of the liquidity of this investment.

    Operating expenses increased from $4.0 million in fiscal 1998 to $8.0 million in fiscal 1999. This 100% increase in costs in fiscal 1999 was due to several factors relating to costs associated with additional infrastructure and support systems necessary to handle the increased traffic on our Internet Website. Total employee compensation and related costs increased from $2.2 million in fiscal 1998 to $3.9 million in fiscal 1999, with average employee headcount increasing from 46 in fiscal 1998 to 78 in fiscal 1999. Employees were added primarily in programming, technical support and sales during fiscal 1999. Facilities costs increased to $831,000 from $29,000 in the prior year due primarily to the opening of our new facility in Brea, California.

    NET LOSS

    As a result of the foregoing, our net loss increased from $4.8 million in fiscal 1999 to $25.0 million in fiscal 2000. Net cash used in operating activities was $12.5 million in fiscal 2000, significantly lower than our net loss because of non-cash expenses described above.

LIQUIDITY AND CAPITAL RESOURCES

    During the period between July 1, 2000 and September 28, 2000, we raised approximately $3.6 million through the sale of common stock and warrants to institutional and other accredited investors utilizing our shelf registration statement or in private placement transactions. However, we require significant additional financing in the near future. We will not be able to continue to operate our business unless such financing is obtained. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced, our stockholders will experience material dilution and such securities may have rights, preferences or privileges senior to those of our existing stockholders. It is also likely that we would be required to issue warrants to purchase our common stock in any such financing, which would result in additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we will be unable to meet operating obligations that would likely require that we cease operations. See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information" below.

    At June 30, 2000 our cash balance was $2.1 million compared to $10.6 million at June 30, 1999, a decrease in cash of $8.5 million. Also at June 30, 2000, we had an accumulated deficit of approximately $41.0 million and our current liabilities exceeded our current assets by $4.7 million. At
June 30, 2000, our long-term liabilities were primarily comprised of deferred revenues, and we had no significant long-term debt.

    We have experienced negative cash flows from operations since our inception. Net cash used in operating activities was $12.5 million in fiscal 2000, compared to $4.2 million in fiscal 1999 because of the expansion of our business and the resultant increased expenses discussed above. Operations were funded in fiscal 2000 primarily from net proceeds of $10.0 million from the sale of our common stock and warrants and the exercise of options and warrants.

    Net cash used in investing activities during fiscal 2000 was $4.8 million, with $2.2 million used to acquire property and equipment necessary for our business growth, $1.4 million paid in business acquisitions and $1.1 million used to acquire technology and other intangible assets.

    We repaid debt of $1.2 million during fiscal 2000, much of which was assumed in our business acquisitions. Included in that amount was approximately
$1.0 million related to our acquisition of HomeSeekers Magazines.

RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Investors are cautioned that this Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (2) the Company's plans and results of operations will be affected by its ability to manage any growth and working capital and its ability to finance future operations, none of which is assured; and (3) the Company's business is highly competitive and the success of existing or new competitors in the markets in which the Company competes could adversely affect the Company's plans and results of operations. In addition, the Company identifies the risk factors discussed below that may affect the Company's actual results and may cause actual results to differ materially from that expressed in or implied by any forward-looking statement. The factors represented below are not represented to be an exhaustive list. Additional factors are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

    THE REPORT OF OUR INDEPENDENT AUDITORS EXPRESSES SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

    Because of our significant operating losses, accumulated deficit and uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements for the year ended June 30, 2000 contained an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This uncertainty is further discussed in note 2 of the notes to the consolidated financial statements.

    WE MAY NOT BE ABLE TO OBTAIN ADDITIONAL FINANCING FOR OUR FUTURE CAPITAL NEEDS.

    Our operations to date have consumed substantial amounts of capital. Our business is capital intensive, particularly with respect to product development costs associated with the design and creation of software products. Accordingly, it is imperative that we complete a significant financing in the near future to fund our operations and allow us to continue as a going concern. Public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. If we are unable to obtain additional financing in the near future, or it is not available on acceptable terms, we will be unable to implement any operating plans or meet our operating obligations. Should this occur, we would likely cease operations.

    WE CURRENTLY ARE NOT PROFITABLE AND MAY RECORD SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We incurred a net loss of $25.0 million for the year ended June 30, 2000 and an aggregate net loss of $29.9 million for the two-year period ended June 30, 2000, and had an accumulated deficit as of June 30, 2000 of $41.0 million. We may record significantly greater net losses in the future, as we expect to incur significant expenses in the foreseeable future. These expenses will include product development expenses, sales and marketing costs, general and administrative expenses and acquisition costs. There can be no assurance that we will achieve sufficient additional revenues to offset anticipated operating and acquisition costs. We will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with our product development activities and our sales and marketing infrastructure development. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our business, operating results and financial condition will be materially harmed and we could be forced to cease operations.

    MARKET COMPETITION AMONG OUR EXISTING AND POTENTIAL COMPETITORS MAY ADVERSELY AFFECT OUR BUSINESS.

    The market for on-line real estate content and e-commerce providers is rapidly evolving and highly competitive, and we expect competition to intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business. The technological and other requirements to remain competitive are changing continually, and we must be able to respond to changes in the industry in order to remain competitive. Our competitors vary in size and in the scope and breadth of products and services they offer.

    Our principal competitors for real estate professionals, homebuyers, sellers and renters and related content include:

    - Websites offering real estate listings together with other related services, such as Homestore.com, Apartments.com, CyberHomes, HomeHunter.com, iOwn, LoopNet, Microsoft's HomeAdvisor, NewHomeNetwork.com and RentNet;

    - Websites offering real estate related content and services such as mortgage calculators and information on the home buying, selling and renting processes;

    - General-purpose consumer Websites such as AltaVista and Yahoo! that also offer real estate-related content on their site; and

    - traditional print media such as newspapers and magazines.

    Our principal competitors for advertising revenues include:

    - Web portals and other general purpose consumer Websites such as AltaVista, America Online, Excite, Lycos, Netscape's Netcenter and Yahoo!;

    - online ventures of traditional media and classified advertising services offered through daily and other newspapers' Websites; and

    - traditional media such as newspapers, magazines and television.

    The barriers to entry for Web-based services and businesses are low, making it possible for new competitors to proliferate rapidly. In addition, parties with whom we have listing and marketing agreements could choose to develop their own Internet strategies or competing real estate sites upon the termination of their agreements with us. Many of our existing and potential competitors have longer operating histories in the Internet market, greater name recognition, larger consumer bases and significantly greater financial, technical and marketing resources than we do, and thus could respond more quickly to changing opportunities, technology and consumer demands. Also, some of our current and potential competitors have better name recognition and more extensive customer bases that may allow them to gain additional market share to our detriment. These competitors may be able to undertake more extensive promotional activities and adopt more competitive pricing policies for advertising and goods and services than we can. In addition, our competitors, especially those with greater resources than we have, could significantly enhance their product offerings by developing improved technology solutions or offering daily updates of listings. This could significantly reduce or eliminate any competitive advantage we currently might have and, accordingly, could significantly harm our business.

    Competitive pressures may make it difficult for us to acquire market share. We cannot be certain that we will be able to compete successfully with existing or new competitors. If we fail to compete successfully against current and future competitors, our business and prospects will be seriously harmed.

    WE MUST CONTINUE TO OBTAIN LISTINGS FROM REAL ESTATE AGENTS, BROKERS, HOMEBUILDERS, MULTIPLE LISTING SERVICES AND PROPERTY OWNERS.

    We believe that our success depends in large part on the number of real estate listings received from agents, brokers, homebuilders, MLSs and residential, rental and commercial property owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 30 months. At the end of the term of each agreement, the other party may choose not to continue to provide listing information to us and may choose to provide this information to one or more of our competitors instead. In addition, some of these providers of listings may choose to provide their listings to one or more of our competitors on an exclusive basis. In particular, at least one of our competitors has entered into exclusive listing arrangements with a significant number of MLSs. In order for us to display listings covered by these arrangements, we seek to obtain the consent of the individual brokers who provide these listings to the MLSs. Accordingly, these listings can be more difficult to obtain and involve more recruiting costs to acquire them. Our use of these listings could potentially subject us to claims by the parties to these exclusive listing arrangements. If our competitors are successful in increasing the number of exclusive listing arrangements with MLSs or large groups of brokers, we may be limited in the number of listings we are able to display on our Website and our business may be harmed. We have expended significant amounts to secure agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our Website could become less attractive to other real estate industry participants or consumers.

    OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our results of operations could vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our advertising products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the number of customers purchasing advertising products and services as well as sales and marketing expenses for a particular period. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall.

    Other factors that could affect our quarterly operating results include those described below and elsewhere in this prospectus:

    - the amount of advertising sold on our Website and the timing of payments for this advertising;

    - the level of renewals for our advertising products and services by real estate agents and brokers;

    - the amount and timing of our operating expenses and capital expenditures;

    - costs related to acquisitions of businesses or technologies;

    - changes in the mix of products and services we sell; and

    - increased sales, marketing, administrative and research and development expenses.

    Our quarterly revenues increased 78% from the quarter ended September 30, 1999 to the quarter ended December 31, 1999, 32% from the quarter ended December 31, 1999 to the quarter ended March 31, 2000, and 8% from the quarter ended March 31, 2000 to the quarter ended June 30, 2000. We do not believe that these rates of growth are indicative of future growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

    OUR BRAND MAY NOT ACHIEVE THE BROAD RECOGNITION NECESSARY TO SUCCEED.

    We believe that broader recognition and a favorable consumer perception of the HomeSeekers.com brand are essential to our future success. Successful positioning of the HomeSeekers.com brand will largely depend on the success of our advertising, marketing and promotion efforts and our ability to continue to provide high quality real estate content. We intend to pursue an aggressive brand development strategy, which will include substantially larger advertising, marketing and promotional programs than those historically undertaken by us. These initiatives will involve significant expense. If our brand development strategy is unsuccessful, these expenses may never be recovered and we may never be able to generate a profit.

    IT IS IMPORTANT TO OUR SUCCESS THAT WE SUPPORT OUR REAL ESTATE PROFESSIONAL
     CUSTOMERS.

    Since many real estate professionals are new to the use of computers and often spend limited amounts of time in their offices, it is important that these customers find that our products and services significantly enhance their productivity and are easy to use. To meet these needs, we provide customer training and have developed a customer support organization that seeks to respond to customer inquiries as quickly as possible. If our real estate professional customer base grows, we may need to expand our support organization further to maintain satisfactory customer support levels. If we need to enlarge our support organization, we would incur higher overhead costs. If we do not maintain adequate support levels, these customers could choose to discontinue using our service.

    BECAUSE WE HAVE EXPANDED OUR OPERATIONS, OUR SUCCESS WILL DEPEND ON OUR ABILITY TO MANAGE OUR GROWTH.

    We have experienced, and may continue to experience, periods of rapid growth that strain our administrative, financial and operational resources. Our ability to manage any staff and facilities growth effectively will require us to continue to improve our operational, financial and management controls, reporting systems and procedures, to install new management information and control systems and to train, motivate and manage our employees. There can be no assurance that we will install such management information and control systems in an efficient and timely manner or that the new systems will be adequate to support our future operations. If we are unable to hire, train and retain qualified systems engineers and consultants to implement these services or are unable to manage the post-sales process effectively, our ability to attract repeat sales or provide references could be materially adversely affected, thereby limiting our growth opportunities. If our management is unable to manage growth effectively, which would happen if our sales and marketing efforts exceed our capacity to install, maintain and service our products or if new employees are unable to achieve adequate performance levels, our business, financial condition and results of operations would be adversely affected.

    OUR BUSINESS OPERATIONS DEPEND ON THE CONTINUING CONTRIBUTION OF OUR KEY
     PERSONNEL.

    Our future success depends to a significant extent on the continued service of our key technical and senior management personnel. Loss of the services of any of Gregory L. Costley, our Chairman of the Board and Chief Executive Officer, John Giaimo, our President and Chief Operating Officer, Douglas Swanson, our Executive Vice President, Greg Johnson, our Chief Technology Officer, or Dennis Gauger, our interim Chief Financial Officer, could have an adverse effect on our business, financial condition and results of operations.

    Mr. Costley joined us in August 1999. Mr. Gauger joined us in May 2000 on an interim, part-time basis for an indefinite period. As a result, our senior management does not have a history of working together as a team. In addition, we need to eventually replace our part-time, interim Chief Financial Officer with a full-time Chief Financial Officer. There can be no assurance that we will be able to attract a qualified candidate for this full-time position. Failure to maintain an effective team of senior managers would adversely affect the operation of our business.

    WE MUST ATTRACT AND RETAIN PERSONNEL WHILE COMPETITION FOR PERSONNEL IN OUR
     INDUSTRY IS INTENSE.

    We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. In addition, there is significant competition among companies in the Internet industry for qualified employees. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and results of operations will be adversely affected.

    WE NEED TO CONTINUE TO DEVELOP OUR CONTENT AND OUR PRODUCT AND SERVICE
     OFFERINGS.

    To remain competitive we must continue to enhance and improve the ease of use, responsiveness, functionality and features of our Website. These efforts may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our Website could be expensive and time consuming. Any new features, functions or services may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new users and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new Internet technologies or, in order to do so, we may incur substantial expenses.

    OUR RECENT ACQUISITIONS AND ANY FUTURE ACQUISITIONS MAY RESULT IN OUR NOT ACHIEVING THE DESIRED BENEFITS OF THE TRANSACTION BECAUSE OF RELATED RISKS,
INCLUDING:

    - difficulties in assimilating the operations of the acquired businesses;

    - potential disruption of our existing businesses;

    - addition of significant additional expenses;

    - assumption of unknown liabilities and litigation;

    - our inability to integrate, train, retain and motivate personnel of the acquired businesses;

    - diversion of our management from our day-to-day operations;

    - our inability to incorporate acquired products, services and technologies successfully into our products;

    - potential impairment of relationships with our employees, customers and strategic partners; and

    - inability to maintain uniform standards, controls procedures and policies.

    Our inability to successfully address any of these risks could adversely affect our business, financial condition and results of operations.

    WE DEPEND ON THIRD-PARTY RELATIONSHIPS, MANY OF WHICH ARE SHORT-TERM OR TERMINABLE, TO GENERATE ADVERTISING AND PROVIDE US WITH CONTENT.

    We depend, and will continue to depend, on a number of third-party relationships to increase traffic on HomeSeekers.com and thereby generate advertising and other revenues. Outside parties on which we depend include unrelated Website operators that provide links to HomeSeekers.com and providers of real estate content. Many of our relationships with third-party Websites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot assure you that third parties regard our relationship with them as important to their respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

    We cannot assure you that we will be able to maintain relationships with third parties that supply us with content or related products or services that are crucial to our success, or that such content, products or services will be able to sustain any third-party claims or rights against their use. Also, we cannot assure you that the content, products or services of those companies that provide access or links to our Website will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of significant revenues for us.

    OUR SUCCESS IS DEPENDENT UPON THE INTELLECTUAL PROPERTY THAT WE USE IN OUR
     BUSINESS.

    We regard our Internet domain name, copyrights, service marks, trademarks, trade secrets and similar intellectual property that we use in our business as critical to our success. We rely on a combination of copyright, trademark and trade secret laws, confidentiality procedures, contractual provisions and license and other agreements with employees, customers and others to protect our intellectual property rights. In addition, we may also rely on the third party owners of the intellectual property rights we license to protect those rights. Effective Internet domain name, copyright, service mark, trademark and trade secret protection may not be available in every country in which our products and services are made available online. The steps taken by us and other third parties to protect our intellectual property rights may not be adequate, and third parties may infringe upon or misappropriate the intellectual property and similar proprietary rights used in our business, which could have an adverse effect on our business, financial condition and results of operations.

    We are also subject to the risk of adverse claims and litigation alleging infringement of the intellectual property rights we use. The resolution of any infringement claims may result in lengthy and costly litigation. Moreover, resolution of a claim may require us to obtain a license to use those intellectual property rights or possibly to cease using those rights altogether. Any of those events could have a material adverse effect on our business, financial condition and results of operations.

    OUR INTERNATIONAL BUSINESS IS SUBJECT TO A NUMBER OF RISKS ASSOCIATED WITH
     DOING BUSINESS ABROAD.

    Although we have to date marketed our products and services to brokers, agents, and other real estate professionals located outside of North America on a limited basis, we intend to market our Website and products and services on a more extensive global basis. Our international business is subject to a number of risks generally associated with doing business abroad, including:

    - fluctuations in currency exchange rates, the impact of recessions in economies outside the United States and regulatory and political changes in foreign markets;

    - reduced protection for intellectual property rights in some countries; and

    - potential limits on use of some of our trademarks and licensed trademarks outside the United States.

    These factors could adversely affect our business, financial condition and results of operations. In addition, expansion into new international markets may present competitive challenges different from those we currently face. We cannot assure you that we will expand internationally or that any such expansion will result in profitable operations.

    OUR BUSINESS IS DEPENDENT ON THE STRENGTH OF THE REAL ESTATE INDUSTRY, WHICH IS BOTH CYCLICAL AND SEASONAL.

    The real estate industry traditionally has been cyclical. Recently, sales of real estate in the United States have been at historically high levels. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there typically is less sales activity in real estate. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our Website and our advertising products and services. In addition, reduced traffic on our Website would likely cause our advertising revenues to decline, which would adversely affect our business, financial condition and results of operations.

    We may experience seasonality in our business. The real estate industry experiences a decrease in activity during the winter. However, because of our limited operating history under our current business model, it is difficult for us to fully assess the impact of seasonal factors on our business. If we are unable to effectively manage our resources in anticipation of any seasonality of our revenues and the increased costs we may incur during periods of lower revenues, our business would be materially harmed.

    WE MAY PARTICULARLY BE AFFECTED BY GENERAL ECONOMIC CONDITIONS.

    Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending and the overall economy, as well as regional and local economic conditions in markets where we operate, including:

    - perceived and actual economic conditions;

    - interest rates;

    - taxation policies;

    - availability of credit;

    - employment levels; and

    - wage and salary levels.

    In addition, because a consumer's purchase of real property and related products and services is a significant investment and is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries.

    WE HAVE RISKS ASSOCIATED WITH CHANGING LEGISLATION IN THE REAL ESTATE
     INDUSTRY.

    Real estate is a heavily regulated industry in the U.S. These regulations include the Fair Housing Act, the Real Estate Settlement Procedures Act and state advertising laws. In addition, states could enact legislation or regulatory policies in the future that could require us to expend significant resources to comply. These laws and related regulations may limit or restrict our activities. As the real estate industry evolves in the Internet environment, legislators, regulators and industry participants may advocate additional legislative or regulatory initiatives. Should existing laws or regulations be amended or new laws or regulations be adopted, we may need to comply with additional legal requirements and incur resulting costs, or we may be precluded from certain activities. To date, we have not spent significant resources on lobbying or related government issues. Any need to significantly increase our lobbying or related activities could substantially increase our operating costs.

    WE DEPEND ON INCREASED USE OF THE INTERNET TO EXPAND OUR REAL ESTATE RELATED ADVERTISING PRODUCTS AND SERVICES.

    If the Internet fails to become a viable marketplace for real estate content, information and e-commerce, our business will not grow. Broad acceptance and adoption of the Internet by consumers and businesses when searching for real estate and related products and services will only occur if the Internet provides them with greater efficiencies and improved access to information.

    IN ADDITION TO SELLING ADVERTISING PRODUCTS AND SERVICES TO REAL ESTATE PROFESSIONALS, WE DEPEND ON SELLING OTHER TYPES OF ADVERTISEMENTS ON OUR WEBSITE.

    Our business would be adversely affected if the market for Internet advertising fails to develop or develops more slowly than expected. Our ability to generate advertising revenues from selling banner advertising and sponsorships on our Website and products targeted at real estate professionals will depend on, among other factors, the development of the Internet as an advertising medium, the amount of traffic on our Website and our ability to achieve and demonstrate demographic characteristics among the users of our Website and other products and services that are attractive to advertisers. Many potential advertisers and their advertising agencies have only limited experience with the Internet as an advertising medium and have not devoted a significant portion of their advertising expenditures to Internet-based advertising. No standards have been widely accepted to measure the effectiveness of Internet advertising. If these standards do not develop, existing advertisers might reduce their current levels of Internet advertising or eliminate their spending entirely. The widespread adoption of technologies that permit Internet users to selectively block out unwanted graphics, including advertisements attached to Webpages, could also adversely affect the growth of the Internet as an advertising medium. In addition, advertisers in the real estate industry, including real estate professionals, have traditionally relied upon other advertising media, such as newsprint and magazines, and have invested substantial resources in other advertising methods. These persons may be reluctant to adopt a new strategy and advertise on the Internet.

    GOVERNMENT REGULATIONS AND LEGAL UNCERTAINTIES COULD AFFECT THE GROWTH OF
     THE INTERNET.

    A number of legislative and regulatory proposals under consideration by federal, state, local and foreign governmental organizations may lead to laws or regulations concerning various aspects of the Internet, including online content, user privacy, access charges, liability for third-party activities and jurisdiction. Additionally, it is uncertain as to how existing laws will be applied to the Internet. The adoption of new laws or the application of existing laws may decrease the growth in the use of the

Internet, which could in turn decrease the usage and demand for our services or increase our cost of doing business.

    Some local telephone carriers have asserted that the increasing popularity and use of the Internet have burdened the existing telecommunications infrastructure, and that many areas with high Internet use have begun to experience interruptions in telephone service. These carriers have petitioned the Federal Communications Commission to impose access fees on Internet service providers and online service providers. If access fees are imposed, the costs of communicating on the Internet could increase substantially, potentially slowing the increasing use of the Internet. This could in turn decrease demand for our services or increase our cost of doing business.

    OUR INABILITY TO SECURE AND PROTECT OUR INTERNET DOMAIN NAME MAY ADVERSELY AFFECT OUR BUSINESS OPERATION.

    The www.HomeSeekers.com Internet domain name is our brand on the Internet. Governmental agencies and their designees generally regulate the acquisition and maintenance of Internet domain names. Until recently, Network Solutions, Inc. was the exclusive registrar for the ".com," ".net" and ".org" generic top-level Internet domains in the U.S. In April 1999, however, the Internet Corporation for Assigned Names and Numbers, or ICANN, a new global non-profit corporation formed to oversee a set of the Internet's core technical management functions, opened the market for registering Internet domain names to an initial group of five companies. Network Solutions, Inc. still maintains the registry containing all the registrations in the generic top-level Internet domains. The market for registering these Internet domain names in the U.S. and in foreign countries is expected to undergo further changes in the near future. We expect the requirements for registering Internet domain names also to be affected. The relationship between regulations governing Internet domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring Internet domain names that are similar to, infringe upon or otherwise decrease the value of our Internet domain name, the trademarks and other intellectual property rights used by us and we may need to protect our rights through litigation. If we are unable to adequately protect our Internet domain name, our trademarks and other intellectual property rights or incur substantial costs in doing so, it could have an adverse effect on our business, financial condition and results of operations.

    WE DEPEND ON CONTINUED IMPROVEMENTS TO OUR COMPUTER NETWORK AND THE INFRASTRUCTURE OF THE INTERNET.

    Any failure of our computer systems that causes interruption or slower response time of our Website or services could result in a smaller number of users of our Website or the Websites and Webpages that we host for real estate professionals. If sustained or repeated, these performance issues could reduce the attractiveness of our Website to consumers and our advertising products and services to real estate professionals, providers of real estate related products and services and other Internet advertisers. Increases in the volume of our Website traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty. We expect that we will incur additional costs to upgrade our computer systems in order to accommodate increased demand if our systems cannot handle current or higher volumes of traffic.

    Our ability to increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on the performance of and future improvements to the Internet.

    OUR INTERNAL NETWORK INFRASTRUCTURE COULD BE DISRUPTED.

    Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our facilities in Brea, California. Our systems are vulnerable to damage from break-ins, unauthorized access, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires and general business interruptions, the amount of coverage may not be adequate in any particular case.

    Experienced computer programmers, or hackers, may attempt to penetrate our network security from time to time. Although we have not experienced any material security breaches to date, a hacker who penetrates our network security could misappropriate proprietary information or cause interruptions in our services. We might be required to expend significant capital and resources to protect against, or to alleviate, problems caused by hackers. We also may not have a timely remedy against a hacker who is able to penetrate our network security. In addition to purposeful security breaches, the inadvertent transmission of computer viruses could expose us to litigation or to a material risk of loss.

    WE COULD FACE LIABILITY FOR INFORMATION ON OUR WEBSITE AND FOR PRODUCTS AND SERVICES SOLD OVER THE INTERNET.

    We provide third-party content on our Website, particularly real estate listings. We could be exposed to liability with respect to this third-party information. Persons might assert, among other things, that, by directly or indirectly providing links to Websites operated by third parties, we should be liable for copyright or trademark infringement or other wrongful actions by the third parties operating those Websites. They could also assert that our third party information contains errors or omissions, and consumers could seek damages for losses incurred if they rely upon incorrect information.

    We enter into agreements with other companies under which we share with these other companies' revenues resulting from advertising or the purchase of services through direct links to or from our Website. These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. We cannot assure you that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

    Even if these claims do not result in liability to us, we could incur significant costs in investigating and defending against these claims. Our general liability insurance may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that may be imposed.

    A SUBSTANTIAL NUMBER OF OUR SHARES ARE AVAILABLE FOR SALE IN THE PUBLIC MARKET AND SALES OF THOSE SHARES COULD ADVERSELY AFFECT OUR STOCK PRICE.

    Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities.

    THE MARKET PRICE FOR OUR COMMON STOCK IS LIKELY TO BE HIGHLY VOLATILE BECAUSE THE MARKET FOR INTERNET-RELATED AND TECHNOLOGY COMPANIES IN PARTICULAR HAS BEEN HIGHLY VOLATILE.

    The trading prices of many technology and Internet-related companies' stocks reached historical highs within the last 52 weeks and reflect relative valuations that are substantially above historical levels.

    During the same period, these companies' stocks also have recorded lows well below historical highs. We cannot assure you that our stock will trade at the same levels of other Internet stocks or that we can sustain our common stock's trading price.

    Many of the factors that might cause volatility in the market price of our common stock are beyond our control. These factors may materially and adversely affect the market price of our common stock, regardless of how we operate.

    WE COULD BE REQUIRED TO REGISTER AS AN INVESTMENT COMPANY AND BECOME SUBJECT TO SUBSTANTIAL REGULATION THAT WOULD INTERFERE WITH OUR ABILITY TO CONDUCT OUR BUSINESS.

    We plan to invest any cash on hand in short-term government securities consistent with prudent cash management and not primarily for the purpose of achieving investment returns. We have also invested, and may continue to invest, in the securities of companies with whom we have strategic business relationships. Investment in securities primarily for the purpose of achieving investment returns could result in our being treated as an "investment company" under the Investment Company Act of 1940. In addition, the Investment Company Act requires the registration of companies that are primarily in the business of investing, reinvesting or trading securities or that fail to meet various statistical tests regarding the composition of their assets and the sources of their income even though they consider themselves not to be primarily engaged in investing, reinvesting or trading securities.

    If we are required to register as an investment company pursuant to the Investment Company Act, we would be subject to substantial regulation with respect to our capital structure, management, operations, transactions with affiliated persons and other matters. Application of the provisions of the Investment Company Act to us would materially and adversely affect our business, financial condition and results of operations.

    WE MAY BE LIABLE FOR PRIOR FAILURES TO REGISTER SECURITIES IN A TIMELY
     MANNER.

    We have, from time to time, issued securities in private offerings and in connection with business combination transactions and have agreed to register those securities for subsequent public sale. We have on occasion not met our obligation to timely register those securities. As a result, we may be liable to some of our security holders, which could adversely affect our business, financial condition and results of operations. Some of these registration rights may require us to register securities in the future. It is possible that we may not meet those obligations, which would subject us to further liability and could adversely affect our business, financial condition and results of operations.

    ANTI-TAKEOVER PROVISIONS COULD DELAY OR PREVENT A CHANGE OF CONTROL.

    Provisions of our articles of incorporation and amended and restated bylaws and Nevada law, as well as provisions in our existing employment agreements with Gregory L. Costley, our Chairman of the Board and Chief Executive Officer, John Giaimo, our President and Chief Operating Officer, Doug Swanson, our Executive Vice President, and Greg Johnson, our Chief Technology Officer, could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, BuySellBid.com has agreed not to vote its shares in favor of various business combination transactions unless our board of directors has approved that transaction.

    INVESTORS SHOULD NOT PURCHASE OUR COMMON STOCK WITH THE EXPECTATION OF
     RECEIVING CASH DIVIDENDS.

    We currently intend to retain any future earnings to fund operations and, as a result, do not expect to pay any cash dividends in the foreseeable future.

ITEM 7.  FINANCIAL STATEMENTS.

    The financial statements required by this Form 10-KSB appear herein commencing on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    (a) Previous independent accountants

       (1) On December 8, 1999, we dismissed Albright, Persing &
           Associates, Ltd. as our independent accountants.

       (2) The report of Albright, Persing & Associates, Ltd. on our financial statements for the fiscal year ended June 30, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. The report of Albright, Persing & Associates, Ltd. on our financial statements for the fiscal year ended June 30, 1998 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle, but was qualified due to a going concern uncertainty.

       (3) Our audit committee participated in and approved the decision to change independent accountants.

       (4) In connection with its audits for the fiscal years ended June 30, 1998 and 1999 and through December 8, 1999, there have been no disagreements with Albright, Persing & Associates, Ltd. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements if not resolved to the satisfaction of Albright, Persing &
           Associates Ltd., would have caused them to make reference thereto in their report on our financial statements for such years.

       (5) During the two immediately preceding fiscal years and through December 8, 1999, there have been no reportable events as defined in Regulation S-B, Item 304.

       (6) Albright, Persing & Associates Ltd. has furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter is filed as Exhibit 16 to this Form 10-KSB.

    (b) New independent auditors

       (1) We engaged Ernst & Young LLP as our new independent auditors as of December 8, 1999. During the two most recent fiscal years and through December 8, 1999, we have not consulted with Ernst & Young LLP on items which (A) were or should have been subject to SAS 50 or
           (B) concerned the subject matter of a disagreement or reportable event with our former accountants (as described in Regulation S-B, Item 304).

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

    Information regarding directors and executive officers of the Company will be set forth under the captions "Executive Officers" and "Election of Directors" in the Company's proxy statement related to the Company's annual meeting of stockholders for the fiscal year ended June 30, 2000 (the "Proxy Statement") and is incorporated herein by reference. Information required by Item 405 of Regulation S-B will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION.

    Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

    (a) Exhibits:

        See Exhibit Index following the signature page of this Form 10-KSB.

    (b) Reports on Form 8-K:

       (1) The Company filed a Current Report on Form 8-K on April 14, 2000 regarding its acquisition on April 3, 2000 of Information Solutions Group, a Colorado corporation ("ISG").

       (2) The Company filed a Current Report on Form 8-K on May 17, 2000 that included (a) information on the approval by the Company's Board of Directors of the amended and restated bylaws of the Company, (b) a subscription agreement and a press release related to a previously announced contract to sell 579,170 shares of the Company's common stock to AIG, LLC and (c) a subscription agreement related to a contract to sell 166,667 shares of the Company's common stock to Pequot Scout Fund, L.P.

       (3) The Company filed a Current Report on Form 8-K on May 23, 2000 that included the Stock Purchase Agreement, dated as of May 16, 2000, among the Company, the property portal!, Limited and the existing shareholders of the property portal!, Limited and a press release related thereto.

       (4) The Company filed a Current Report on Form 8-K/A on June 12, 2000 amending its April 14, 2000 report regarding its acquisition of ISG to include ISG's financial statements for the year ended
           December 31, 1999 (audited) and the period ended March 31, 2000 (unaudited), and the Company's unaudited pro forma combined condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED
                       CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

                                 TABLE OF CONTENTS


Report of Ernst & Young LLP, Independent Auditors...........       F-1

Report of Independent Certified Public
  Accountants--Albright, Persing & Associates, LTD..........       F-2

Consolidated Balance Sheets at June 30, 2000 and 1999.......       F-3

Consolidated Statements of Operations for the Years Ended
  June 30, 2000 and 1999....................................       F-4

Consolidated Statements of Stockholders' Equity for the
  Years Ended June 30, 2000 and 1999........................       F-5

Consolidated Statements of Cash Flows for the Years Ended
  June 30, 2000 and 1999....................................       F-7

Notes to Consolidated Financial Statements..................       F-9

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Stockholders
HomeSeekers.com, Incorporated

We have audited the accompanying consolidated balance sheet of HomeSeekers.com, Incorporated as of June 30, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSeekers.com, Incorporated as of June 30, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming HomeSeekers.com, Incorporated will continue as a going concern. As discussed in
Note 2, the Company's significant operating losses, accumulated deficit and uncertainty as to the Company's ability to secure additional financing raise substantial doubt about the Company's ability to continue as a going concern. Management's current plans and actions with respect to these matters are also discussed in Note 2. The June 30, 2000 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                          ERNST & YOUNG LLP

Reno, Nevada
September 11, 2000

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
HomeSeekers.com, Incorporated

    We have audited the accompanying consolidated balance sheet of HomeSeekers.com, Incorporated and subsidiaries as of June 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of HomeSeekers.com, Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSeekers.com, Incorporated and subsidiaries at June 30, 1999 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

                                          Albright, Persing & Associates, LTD.

Reno, Nevada
July 22, 1999, except for Note 3, as to
which the date is August 4, 1999

                         HOMESEEKERS.COM, INCORPORATED
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                2000       1999
                                                              --------   --------
                                     ASSETS
Current assets
  Cash and cash equivalents.................................  $ 2,078    $10,617
  Accounts receivable, net of allowance for uncollectible
    accounts of $141 in 2000 and $38 in 1999................    1,023      1,697
  Accounts and notes receivable, related parties............      159        283
  Prepaid expenses..........................................      897        309
                                                              -------    -------
    Total current assets....................................    4,157     12,906

Investments, net of valuation allowance of $3,153 in 2000
  and $0 in 1999............................................    3,535        400
Investment in foreign affiliate.............................    7,517         --
Property and equipment, net.................................    4,163      1,170
Purchased intangible assets, net of accumulated amortization
  of $4,150 in 2000 and $602 in 1999........................   20,531      2,377
Other assets................................................      123         36
                                                              -------    -------
                                                              $40,026    $16,889
                                                              =======    =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Accounts payable..........................................  $ 1,570    $   630
  Accrued payroll and other liabilities.....................    1,479        454
  Liability under purchase agreement........................    1,500         --
  Long-term obligations, current portion....................       99         39
  Deferred revenue..........................................    4,162      2,693
                                                              -------    -------
    Total current liabilities...............................    8,810      3,816
Long-term liabilities
  Long-term obligations.....................................      153         50
  Deferred revenue..........................................      862        333
                                                              -------    -------
    Total long-term liabilities.............................    1,015        383

Commitments and contingencies

Stockholders' equity
  Common stock; $.001 par, 50,000,000 shares authorized;
    21,433,210 shares and 14,946,283 shares issued and
    outstanding at June 30, 2000 and 1999, respectively.....       21         15
  Additional paid-in capital................................   72,113     29,051
  Accumulated deficit.......................................  (40,960)   (15,926)
  Investment in LLC.........................................       --       (450)
  Note receivable from officer..............................     (320)        --
  Accumulated other comprehensive loss......................     (653)        --
                                                              -------    -------

    Total stockholders' equity..............................   30,201     12,690
                                                              -------    -------
                                                              $40,026    $16,889
                                                              =======    =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOMESEEKERS.COM, INCORPORATED
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                 2000          1999
                                                              -----------   -----------
Revenues....................................................  $    11,090   $     3,419
Cost of revenues............................................        6,097           567
                                                              -----------   -----------
  Gross profit..............................................        4,993         2,852
Operating expenses..........................................       30,505         8,011
                                                              -----------   -----------
Loss from operations........................................      (25,512)       (5,159)
Other income (expense)
  Interest expense..........................................          (77)          (31)
  Interest income...........................................          290           192
  Other, net................................................          265           156
                                                              -----------   -----------
                                                                      478           317
                                                              -----------   -----------
Net loss....................................................      (25,034)       (4,842)
Other comprehensive income (loss)...........................         (653)          700
                                                              -----------   -----------
Total comprehensive loss....................................  $   (25,687)  $    (4,142)
                                                              ===========   ===========

Net loss....................................................  $   (25,034)  $    (4,842)
Preferred dividends paid....................................           --          (595)
                                                              -----------   -----------
Net loss attributable to common stockholders................  $   (25,034)  $    (5,437)
                                                              ===========   ===========
Basic and diluted net loss per common share.................  $     (1.47)  $      (.53)
                                                              ===========   ===========
Shares used in computing basic and diluted share data.......   17,031,852    10,235,286
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOMESEEKERS.COM, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                               SERIES A                                                            ACCUMULATED
                                            PREFERRED STOCK         COMMON STOCK        ADDITIONAL   INVESTMENT       OTHER
                                          -------------------   ---------------------    PAID IN         IN       COMPREHENSIVE
                                           SHARES     AMOUNT      SHARES      AMOUNT     CAPITAL        LLC           LOSS
                                          --------   --------   ----------   --------   ----------   ----------   -------------
Balance at June 30, 1998................   692,000     $  1      7,460,703     $ 8        $11,112      $  --          $(700)
                                          --------     ----     ----------     ---        -------      -----          -----
Conversion of series A convertible
  preferred stock to common stock.......  (692,000)      (1)     1,384,000       1             --         --             --
Shares issued for series A convertible
  preferred dividends...................        --       --        108,432      --            595         --             --
Shares issued for cash..................        --       --      4,418,595       5         12,472         --             --
Exercises of stock options..............        --       --        149,376      --            234         --             --
Exercises of warrants...................        --       --      1,082,845       1          3,086         --             --
Conversion of convertible debt..........        --       --         70,123      --            141         --             --
Shares issued to effect acquisitions....        --       --        220,872      --          1,246         --             --
Shares issued for services..............        --       --         51,337      --            105         --             --
Warrants issued for services............        --       --             --      --             60         --             --
Reclassification of investment in LLC...        --       --             --      --             --       (450)            --
Comprehensive income (loss):
  Net loss..............................        --       --             --      --             --         --             --
  Reversal of prior year unrealized loss
    on securities.......................        --       --             --      --             --         --            700
Comprehensive loss......................        --       --             --      --             --         --             --
                                          --------     ----     ----------     ---        -------      -----          -----
Balance at June 30, 1999................        --     $ --     14,946,283     $15        $29,051      $(450)         $  --
                                          --------     ----     ----------     ---        -------      -----          -----

                                                           NOTE
                                                        RECEIVABLE
                                          ACCUMULATED      FROM      STOCKHOLDERS'
                                            DEFICIT      OFFICER        EQUITY
                                          -----------   ----------   -------------
Balance at June 30, 1998................   $(10,489)       $  --       $    (68)
                                           --------        -----       --------
Conversion of series A convertible
  preferred stock to common stock.......         --           --             --
Shares issued for series A convertible
  preferred dividends...................       (595)          --             --
Shares issued for cash..................         --           --         12,477
Exercises of stock options..............         --           --            234
Exercises of warrants...................         --           --          3,087
Conversion of convertible debt..........         --           --            141
Shares issued to effect acquisitions....         --           --          1,246
Shares issued for services..............         --           --            105
Warrants issued for services............         --           --             60
Reclassification of investment in LLC...         --           --           (450)
Comprehensive income (loss):
  Net loss..............................     (4,842)          --         (4,842)
  Reversal of prior year unrealized loss
    on securities.......................         --           --            700
                                                                       --------
Comprehensive loss......................         --           --         (4,142)
                                           --------        -----       --------
Balance at June 30, 1999................   $(15,926)       $  --       $ 12,690
                                           --------        -----       --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOMESEEKERS.COM, INCORPORATED
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999
                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

                                            SERIES A                                                                ACCUMULATED
                                         PREFERRED STOCK             COMMON STOCK        ADDITIONAL   INVESTMENT       OTHER
                                   ---------------------------   ---------------------    PAID IN         IN       COMPREHENSIVE
                                      SHARES         AMOUNT        SHARES      AMOUNT     CAPITAL        LLC           LOSS
                                   ------------   ------------   ----------   --------   ----------   ----------   -------------
Balance at June 30, 1999.........            --   $        --    14,946,283     $ 15       $29,051      $(450)         $  --
                                   ------------   ------------   ----------     ----       -------      -----          -----
Securities acquired in settlement
  of investment in LLC...........            --            --                     --           793        450             --
Shares issued for services.......            --            --       277,969       --         3,282         --             --
Warrants issued for services.....            --            --            --       --           463         --             --
Exercises of stock options.......            --            --       677,497       --         1,495         --             --
Exercises of warrants............            --            --     1,026,039        1         3,033         --             --
Shares issued for cash...........            --            --       917,407        1         5,436         --             --
Shares issued for asset and
  investment purchases...........            --            --       341,077       --         3,838         --             --
Compensation charge for option
  exercise.......................            --            --            --       --           156         --             --
Shares issued in business
  acquisitions...................            --            --     1,608,188        2        16,846         --             --
Shares and warrants issued for
  investment in foreign
  affiliate......................            --            --     1,638,750        2         7,720         --             --
Issuance of note receivable to
  officer for option exercise....            --            --            --       --            --         --             --
Comprehensive loss:
  Net loss.......................            --            --            --       --            --         --             --
Unrealized loss on securities....            --            --            --       --            --         --           (653)
Comprehensive loss...............            --            --            --       --            --         --             --
                                   ------------   ------------   ----------     ----       -------      -----          -----
Balance at June 30, 2000.........            --   $        --    21,433,210     $ 21       $72,113      $  --          $(653)
                                   ------------   ------------   ----------     ----       -------      -----          -----

                                                    NOTE
                                                 RECEIVABLE
                                   ACCUMULATED      FROM      STOCKHOLDERS'
                                     DEFICIT      OFFICER        EQUITY
                                   -----------   ----------   -------------
Balance at June 30, 1999.........   $(15,926)      $    --      $ 12,690
                                    --------       -------      --------
Securities acquired in settlement
  of investment in LLC...........         --            --         1,243
Shares issued for services.......         --            --         3,282
Warrants issued for services.....         --            --           463
Exercises of stock options.......         --            --         1,495
Exercises of warrants............         --            --         3,034
Shares issued for cash...........         --            --         5,437
Shares issued for asset and
  investment purchases...........         --            --         3,838
Compensation charge for option
  exercise.......................         --            --           156
Shares issued in business
  acquisitions...................         --            --        16,848
Shares and warrants issued for
  investment in foreign
  affiliate......................         --            --         7,722
Issuance of note receivable to
  officer for option exercise....         --          (320)         (320)
Comprehensive loss:
  Net loss.......................    (25,034)           --       (25,034)
Unrealized loss on securities....         --            --          (653)
                                                                --------
Comprehensive loss...............         --            --       (25,687)
                                    --------       -------      --------
Balance at June 30, 2000.........   $(40,960)      $  (320)     $ 30,201
                                    --------       -------      --------

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                             (AMOUNTS IN THOUSANDS)

                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities
  Net loss..................................................  $(25,034)  $ (4,842)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation............................................     1,202        290
    Amortization............................................     4,110        241
    Write down of investment................................     2,793         --
    Gain on sale of securities..............................       (46)      (200)
    Other...................................................        42        (26)
    Common stock and warrants issued for services...........       653        165
  Changes in assets and liabilities net of effect from
    acquisitions
    Accounts receivable.....................................     1,090     (1,471)
    Prepaid expenses........................................      (550)      (279)
    Other assets............................................       (86)        17
    Accounts payable........................................       383        127
    Accrued payroll and other liabilities...................     1,090        (12)
    Deferred revenue........................................     1,864      1,779
                                                              --------   --------
        Net cash used in operating activities...............   (12,489)    (4,211)

Cash flows from investing activities
  Purchase of property and equipment........................    (2,238)    (1,277)
  Purchase of intangible assets.............................    (1,114)        --
  Issuance of notes receivable..............................      (440)      (150)
  Payments on notes receivable..............................       190         25
  Business acquisitions, net of cash........................    (1,441)        (8)
  Proceeds from sales of securities.........................       101        600
  Proceeds from sales of property and equipment.............       343         29
  Payment from foreign affiliate............................       200         --
  Net change in other assets................................        --         80
  Investment in foreign affiliate...........................      (387)        --
                                                              --------   --------
        Net cash used in investing activities...............    (4,786)      (701)

Cash flows from financing activities
  Proceeds from notes payable--related parties..............        --        685
  Payments on notes payable--related parties                        --       (730)
  Proceeds from notes payable...............................        --        250
  Repayments of debt........................................    (1,232)      (672)
  Net proceeds from sale/exercise of common stock, options,
    and warrants............................................     9,968     15,798
                                                              --------   --------
        Net cash provided by financing activities...........     8,736     15,331
                                                              --------   --------
Net increase (decrease) in cash.............................    (8,539)    10,419
Cash and cash equivalents at beginning of year..............    10,617        198
                                                              --------   --------
Cash and cash equivalents at end of year....................  $  2,078   $ 10,617
                                                              ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                   FOR THE YEARS ENDED JUNE 30, 2000 AND 1999

                             (AMOUNTS IN THOUSANDS)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                2000       1999
                                                              --------   --------
  Cash paid for interest....................................  $     77   $     13
                                                              ========   ========
  Cash paid for income taxes................................  $     --   $      1
                                                              ========   ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                2000       1999
                                                              --------   --------
  Common stock issued for advertising/exclusive provider
    arrangement.............................................  $  3,091   $    --
  Common stock issued for investment........................     3,000        --
  Investment acquired for advertising arrangement...........     2,000        --
  Investment acquired as settlement of investment in LLC....     1,243        --
  Net decrease in investments and increase in comprehensive
    loss....................................................      (653)      700
  Common stock and warrants issued for investment in foreign
    affiliate...............................................     7,722        --
  Common stock issued for purchased intangible assets.......       838       200
  Investment acquired through reduction of accounts and
    notes receivable, related party.........................       208        --
  Conversion of convertible debt to common stock............        --       140
  Common stock issued for payment of accrued liabilities....        --        50
  Common stock issued for preferred stock dividends.........        --       595
  Investment received for sale of technology................        --       100

BUSINESS ACQUISITIONS
Shares issued in business acquisitions......................   (16,848)     (971)
Cash paid...................................................    (1,441)       (8)
Liability under purchase agreement..........................    (1,500)       --
Accounts receivable, net....................................       550       135
Prepaid expenses............................................        37        --
Property and equipment......................................     1,932       108
Purchased intangible assets.................................    19,727     1,440
                                                              --------   -------
Liabilities assumed.........................................  $  2,457   $   704
                                                              ========   =======

  The accompanying notes are an integral part of these consolidated financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             JUNE 30, 2000 AND 1999

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES

ORGANIZATION

    HomeSeekers.com, Incorporated (the "Company"), a successor to various companies through mergers, was originally incorporated under the laws of Utah on January 31, 1983. The Company is a provider of web-based and other information and technology targeted for use by professionals, consumers, and other parties involved in the real estate industry.

PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    The consolidated financial statements include the accounts of HomeSeekers.com, Inc. and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year's presentation.

SEGMENT REPORTING

    During the year ended June 30, 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information"
("SFAS 131") which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that for the years ended
June 30, 2000 and 1999, it operated in one business segment, real estate technology and information. In addition, through June 30, 2000, the Company's operations were conducted primarily in the United States.

REVENUE RECOGNITION

    Revenues from the sale of advertising placed in real estate publications are recognized upon the distribution of real estate publications in their individual market areas. Advance payments received for real estate publications advertising are shown as deferred revenues in the accompanying balance sheets. Direct expenses related to the production and distribution of real estate publications (including listings, production, printing and distribution costs) are recognized concurrently with the related revenues upon real estate publications distribution.

    The Company also sells banner advertising pursuant to contracts with terms varying from 3 to 5 years, which may include the guarantee of a minimum number of click-throughs or links by the users of the Company's online properties. Arrangements where the Company receives up front fees associated with advertising services are deferred and recognized as revenue on the straight-line method over the terms of the respective contracts. The Company also sells leads, referrals and data matching services pursuant to certain contracts. Revenue from leads, referrals, data matching services and other performance-based arrangements is recognized as such services are delivered or other performance criteria are met, provided that no significant Company obligations remain and collection of the related receivable is probable.

    The Company has also derived revenue from technology services provided and productivity and information tools sold to real estate professionals and consumers. The Company recognizes such revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"),

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
as amended by Statement of Position 98-4, Deferral of the Effective Date of Provision of SOP 97-2 ("SOP 98-4"), and Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"). The Company derives revenue from the sale of software licenses. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected.

    The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance, are non-refundable and have terms of one to two years.

    In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements "(SAB 101"). SAB 101 states that all registrants are expected to apply the accounting and disclosures described in it. The SEC staff, however, will not object if registrants that have not applied this accounting and do not restate prior financial statements provided they report a change in accounting principle in accordance with APB Opinion No. 20, Accounting Changes, by cumulative catch-up adjustment no later than the fourth fiscal quarter of the fiscal year beginning after December 15, 1999. The Company is currently evaluating the impact, if any, of SAB 101 on its consolidated financial statements.

PRODUCT DEVELOPMENT COSTS

    Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site are expensed as incurred. The Company accounts for the costs of developing software products to be sold in accordance with Statement of Financial Accounting Standards 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires the capitalization of costs only during the period from the establishment of technological feasibility to the time at which the product is available for general release to customers. In addition, the Company is involved in activities to continually improve existing products. These costs have been charged to operating expenses in the accompanying consolidated statements of operations in the amounts of $1,413,186 and $517,440 for the years ended June 30, 2000 and 1999, respectively.

    The Company has adopted SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 establishes the accounting practice for capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes, including internal costs. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements or cause the Company to capitalize any material costs associated with the acquisition or development of computer software to be used by the Company for internal purposes.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
CONCENTRATIONS

    CONCENTRATION OF CREDIT RISK--Financial instruments which potentially subject the Company to credit risk consist primarily of cash in bank, trade receivables, and receivables from officers/ stockholders. At June 30, 2000, substantially all trade receivables are due from customers within the real estate and related industries.

    CONCENTRATIONS OF OPERATIONS--All of the Company's current products are designed for operation in the national and international real estate markets. Any recessionary pressures or other disturbances in those markets could have an adverse effect on the Company's operations.

    For the year ended June 30, 1999, 19% of the Company's revenues were received from one customer for click-through customer leads generated from the Company's Internet site and from its proprietary software. In addition, 12% of the Company's revenues were received from one customer for the sale of mortgage leads. Revenues received from a related party for the sale of technology and custom programming accounted for 15% of the Company's revenues. For the year ended June 30, 2000, no single customer accounted for over 10% of the Company's revenues.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include capital lease obligations, long-term debt, cash and cash equivalents, accounts receivable and accounts payable. The carrying amounts of capital lease obligations approximate their fair values, which have been determined by the use of discounted cash flow analyses. The carrying values of the Company's long-term debt approximated their fair values, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value, based upon their short-term nature.

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

INVESTMENTS

    At December 31, 1999 the Company's entire portfolio of marketable securities is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains are included in other income (expense) in the statement of operations. The cost of securities sold is based on the specific identification method.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation and amortization is calculated using the straight line method over estimated useful lives of 3 to 5 years, or the lease term, whichever is shorter.

PURCHASED INTANGIBLE ASSETS

    The Company's intangible assets, primarily purchased in business acquisitions, are stated at cost and are amortized on a straight-line basis over periods ranging from 3 to 15 years.

ASSET IMPAIRMENT

    The Company reviews its purchased intangible and other long-lived assets periodically in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, to determine potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized.

INCOME TAXES

    The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carry forwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

ADVERTISING

    The Company accounts for advertising costs as expenses in the period in which they are incurred. Total advertising costs for the years ended June 30, 2000 and 1999 were $1,854,212 and $548,089, respectively.

NET LOSS PER SHARE

    Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings per Share.

    Basic net loss per share has been determined using net loss divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 1-- ORGANIZATION AND SUMMARY OF SIGNIFICANT
       ACCOUNTING POLICIES (CONTINUED)
shares outstanding, assuming all dilutive potential common shares were issued. Since the diluted loss per share for fiscal 2000 and 1999 was anti-dilutive, basic and diluted loss per share are the same. Accordingly, options to purchase common stock in fiscal 2000 and 1999 of 7,068,446 shares and 4,082,874 shares, respectively, and warrants to purchase common stock in fiscal 2000 and 1999 of 2,557,088 and 1,871,657 shares, respectively, were not included in the calculation of diluted loss per common share.

STOCK OPTIONS

    The Company adopted SFAS No. 123, Accounting for Stock Based Compensation, which is effective for fiscal years beginning after December 15, 1995, or earlier as permitted. As provided by SFAS No. 123, the Company will continue to account for employee stock options under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has disclosed the proforma net loss and net loss per share effect in Note 10, as if the Company had used the fair value based method prescribed under SFAS No. 123.

NEW ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date until the first fiscal quarter of the year ending June 30, 2001 and the Company has not yet determined whether such adoption will have a material impact on its financial statements.

NOTE 2--BASIS OF PRESENTATION

    The Company incurred net losses of approximately $25,034,000 and $4,842,000 during the years ended June 30, 2000 and 1999, respectively, and at June 30, 2000 had an accumulated deficit of approximately $40,960,000. In addition, the Company used cash of approximately $12,489,000 to fund operations during the most recent year. The report of independent auditors on the Company's June 30, 2000 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. Management is developing a plan to address these issues and allow the Company to continue as a going concern through the end of fiscal year 2001. This plan includes obtaining debt or equity financing in amounts sufficient to fund operations and continued growth, realize the revenue potential of its business acquisitions and current products and services, fund capital expenditures and reduce operating expenses as necessary. However, there is only a limited operating history with the existing business model, the Company must integrate its recent business acquisitions, and there is no assurance that the necessary financing can be obtained or on what terms it may be obtained. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 3--BUSINESS ACQUISITIONS

    The Company has completed the asset and business acquisitions discussed below, all of which were accounted for by the purchase method of accounting. Accordingly, results of operations for the acquired businesses have been included in the consolidated statements of operations from their respective dates of acquisition. The purchase price of each acquisition has been allocated to the assets acquired and the liabilities assumed based on the estimated fair market value at the date of acquisition.

GENSTAR MEDIA

    On August 4, 1998, the Company purchased substantially all of the assets of Genstar Media, a sole proprietorship engaged in the business of offering websites and e-mail to realtors. These assets included the customer base, computers and other media equipment, and the business name. The purchase price consisted of 50,000 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $225,000 based on the fair market value of the common stock on the date of acquisition. In addition, the Company committed to the contingent issuance of common stock having an aggregate value of $400,000 if certain revenue thresholds were met. During the years ended June 30, 2000 and 1999, the revenue levels were met and the additional common stock was issued and the Company allocated an additional $400,000 to the customer base. During the year ended June 30, 2000, the net remaining unamortized balance of the customer base relating to these increases of approximately $267,000 was written off due to uncertain recoverability of the asset.

HOLLOWAY PUBLICATIONS, INC. ("HPI")

    On May 28, 1999, the Company acquired all of the issued and outstanding common stock of Holloway Publications, Inc., a non-public real estate magazine publication company, in exchange for 150,872 shares of the Company's common stock, valued at approximately $971,000 based on the fair market value of the Company's common stock at the date of acquisition. In addition, subsequent to the purchase date, the Company paid off all the outstanding bank notes payable of Holloway Publications, Inc., along with certain accounts payable and stockholder loans, in the total amount of approximately $475,000. The excess of cost over the fair market value of the net assets acquired was approximately $1,304,000, which is being amortized over 15 years.

REAL ESTATE TECHNOLOGY INSTITUTE, INC. ("RETI")

    On July 13, 1999, the Company purchased certain intangible assets of Real Estate Technology Institute, Inc., an Internet web site sales and production company, for $40,000 cash and 28,000 shares of the Company's common stock valued at approximately $225,000 based on the fair market value of the Company's common stock at the date of acquisition.

TERRADATUM, LLC ("TERRADATUM")

    On September 30, 1999, the Company acquired 100% of Terradatum, a developer, marketer, and licensor of Internet-based multiple listing service systems. Consideration consisted of 640,000 shares of the Company's common stock valued at approximately $7,960,000 based on the fair market value of the Company's common stock at the date of acquisition and $200,000 in cash. The acquisition agreement calls for additional cash consideration of $1,500,000 if the market price of the Company's common stock is below certain levels prior to the first anniversary of the closing date, and has been recorded as

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) a current liability as of June 30, 2000 because the market price of the Company's common stock is projected to be below the stipulated level. The purchase price, including the additional payment, was allocated primarily to purchased technology in the approximate amount of $7,966,000, which is being amortized over 3 years.

INFORMATION MANAGEMENT COMPANY, INC. ("IMCO")

    On September 30, 1999, the Company completed its acquisition of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 341,151 shares of the Company's common stock valued at $1,000,000, based on the fair market value of the stock given in the acquisition. The acquisition agreement provides for additional consideration of $1,000,000 payable in the Company's common stock depending on the closing prices of the Company's common stock on specified days preceding the first and second anniversaries of the agreement. This amount has been recorded as additional purchase price and included as additional paid in capital. The purchase price was allocated primarily to purchased technology in the approximate amount of $1,918,000, which is being amortized over 3 years.

HOME SEEKERS MAGAZINES, INC ("HMI")

    On February 8, 2000, the Company completed the acquisition of Home Seekers Magazines, Inc., a real estate magazine publication company, for approximately $1,053,000 in cash and the assumption of approximately $1,189,000 in liabilities. The excess cost over the fair market value of the net assets acquired was approximately $1,858,000, which is being amortized over 15 years.

INFORMATION SOLUTIONS GROUP, INC ("ISG")

    On April 3, 2000, the Company acquired Information Solutions Group, a real estate electronic forms provider. The purchase price consisted of 279,400 shares of the Company's common stock valued at approximately $5,846,000, based upon the average closing price of the stock on specified days preceding the date of acquisition, and the assumption of liabilities of approximately $849,000. The acquisition provides for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding the first anniversary of the closing date if certain revenue targets are met, for which the Company has recorded an additional $1,000,000 at June 30, 2000. The purchase price was allocated partially to intangible assets in the amount of approximately $1,500,000, which are being amortized over 3 years. The excess of cost over the fair market value of the net assets acquired was approximately $4,705,000, which is being amortized over 5 years.

CONNECT2CALL.COM ("C2C")

    On June 9, 2000, The Company acquired Connect2Call.com, a developer of voice-over-internet protocol and web-enabled, interactive voice communication technologies. The purchase price consisted of 347,639 shares of the Company's common stock valued at approximately $1,434,000 based on the fair market value of the Company's common stock at the date of acquisition. The acquisition provides for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding an effective registration and certain earnings

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 3--BUSINESS ACQUISITIONS (CONTINUED) targets. The purchase price was allocated primarily to purchased technology and a covenant not to compete in the approximate amounts of $699,000 and $675,000, respectively, and is being amortized over three years.

    The following unaudited pro forma summary presents financial information as if the acquisitions discussed above occurred as of the beginning of the Company's fiscal years ended June 30, 2000 and 1999.

    The pro forma amounts include certain adjustments, primarily to record additional amortization of purchased intangible assets, and do not reflect any benefits from economies that might be achieved from combining operations.

    The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operation of the combined companies.

                                                             2000        1999
(AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA, UNAUDITED)  ----------   --------
Revenues...............................................   $   16,199   $ 13,088
                                                          ==========   ========
Net loss...............................................      (27,232)   (10,129)
                                                          ==========   ========
Basic and diluted net loss per common share............   $    (1.53)  $   (.85)
                                                          ==========   ========

NOTE 4--INVESTMENTS

    As of June 30, 2000 and 1999, the Company had investments as follows:

                                                           2000        1999
                                                        ----------   --------
Investments in marketable securities..................  $1,035,100   $400,000
Investment in non-public company, related party.......   2,500,000         --
                                                        ----------   --------
                                                        $3,535,100   $400,000
                                                        ==========   ========

Descriptions of the investments, as well as certain transactions occurring during the years ended June 30, 2000 and 1999, are described in the following paragraphs.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 4--INVESTMENTS (CONTINUED)
INVESTMENTS IN MARKETABLE SECURITIES

    The Company's investments in marketable securities are held for an indefinite period and thus are classified as available for sale. Investments in marketable securities at June 30, 2000 and 1999 are summarized as follows:

                                                    2000                                 1999
                                    ------------------------------------   --------------------------------
                                                   GROSS                                GROSS
                                                 UNREALIZED                           UNREALIZED
                                                    GAIN         FAIR        1999        GAIN        FAIR
                                       COST        (LOSS)       VALUE        COST       (LOSS)      VALUE
                                    ----------   ----------   ----------   --------   ----------   --------
Common stock......................  $1,242,870   $(830,670)   $  412,200   $     --    $700,000    $     --
Common stock, related party.......     445,700     177,200       622,900    400,000          --     400,000
                                    ----------   ---------    ----------   --------    --------    --------
                                    $1,688,570   $(653,470)   $1,035,100   $400,000    $700,000    $400,000
                                    ==========   =========    ==========   ========    ========    ========

COMMON STOCK

    During the year ended June 30, 1999, the Company was an investor in an LLC with Finet.com, a publicly held mortgage company, and the Company entered into a license agreement with Finet.com in place of this agreement and agreed to dissolve the LLC. At June 30, 1999 the investment in the LLC had been accounted for as an offset to stockholders' equity as the primary asset of the LLC was the Company's common stock.

    During the year ended June 30, 2000, the Company sold its 50% interest in the LLC to Finet.com for 600,000 common shares of Finet.com. The Company recorded its investment based on the Finet.com quoted market price less a discount of 15%, as the shares were unregistered. The offset to equity was eliminated as a result of the sale of the Company's interest. In addition, the Company entered into a settlement agreement and release with Finet.com whereby both parties are effectively released from the licensing agreement. The Company received total cash payments of $753,000, which was recorded as $410,000 in revenue associated with click-throughs provided and $343,000 for a refund of the unamortized portion of purchased technology acquired from Finet.com during fiscal 1999.

COMMON STOCK, RELATED PARTY

    The Company owns common stock of Webquest, Inc., a company considered a related party as an officer and two members of the Company's Board of Directors are also on the Webquest board.

    Prior to fiscal 1999, the Company had received 700,000 shares of Webquest common stock in lieu of cash payment for the license of technology, and the associated revenue had been deferred due to collectibility issues. During the year ended June 30, 1999, the Company sold 400,000 shares of the stock to an unaffiliated party for $600,000. Since the revenues earned by the Company had been deferred, the sale of stock enabled the Company to recognize $400,000 in deferred revenue and a gain on sale of $200,000. Additionally, the Company acquired an additional 100,000 shares of the common stock as consideration for selling certain technology which had previously been licensed to Webquest. Additionally, the Company recorded other comprehensive income during fiscal year 1999 of $700,000 to reverse the write down of the investment that had been recorded at June 30, 1998.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 4--INVESTMENTS (CONTINUED)
    During fiscal year 2000, the Company received an additional 400,000 shares of Webquest common stock in payment of notes and accounts receivable due and as consideration for the termination of certain operating agreements. At various dates during fiscal year 2000, the Company sold 54,300 shares of the common stock recognizing a gain on sale included in other income of approximately $46,000.

    During the years ended June 30, 2000 and 1999, the Company recorded revenues from the above related party of $370,000 and $501,355, respectively, related to the technology licensing and custom programming fees.

INVESTMENT IN NON-PUBLIC COMPANY-RELATED PARTY

    The Company owns common stock of BuySellBid.com, a company considered a related party as a Company officer and member of the Board of Directors is also on the BuySellBid.com board.

    During the year ended June 30, 2000, the Company entered into certain agreements with BuySellBid.com, an unrelated non-public company. These agreements consisted of an exclusive provider arrangement where the Company provides all of BuySellBid.com's real estate information, and certain advertising contracts whereby the Company and BuySellBid.com provide banner advertising on their respective websites. As a result of these agreements, the Company received a total of 2,000,000 shares of BuySellBid.com common stock in exchange for 507,615 shares of the Company's common stock and a $1,000,000 cash payment. Valuation of the common stock acquired was based on the offering price of shares being sold in a private placement offering at the time the agreements were entered into, resulting in a total value of $5,000,000 for BuySellBid.com common stock. The advertising agreements were being amortized to revenue and expenses over their respective terms (see Note 14). At June 30, 2000, the Company has reserved $2,500,000 of the value of the investment due to the impairment resulting from continuing losses of BuySellBid.com and the uncertainties of recovery.

NOTE 5--INVESTMENT IN FOREIGN AFFILIATE

    In May 2000, the Company completed an agreement to acquire an equity interest in, and enter into an operating agreement with the property portal! Limited, a Hong Kong company that operates an Asian Internet real estate portal ("pp.com").

    In the transaction, the Company issued 1,638,750 of its common shares, valued at approximately $6,452,000, in exchange for 1,613,000 shares of pp.com, representing approximately a 23% ownership of pp.com. In addition, the Company issued to the stockholders of pp.com fully vested warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at $7 per share. The warrants are exercisable for one year after the date of issue. The estimated fair value of the warrants, $1,270,000, was recorded as a component of the investment in pp.com, and valued using the Black-Scholes valuation method using a volatility of 1.226.

    The operating agreement is a technology consulting and license agreement whereby the Company granted a license to its products for sales in the territory of the People's Republic of China (including Hong Kong and Taiwan), Malaysia, Singapore and Thailand. Pursuant to the agreement, the Company is to be paid an initial fee of $1,800,000. The Company received $200,000 in May 2000 and is to receive $1,600,000 following the completion of a defined trial period. After the first anniversary date of the agreement, pp.com is to pay the Company a royalty equal to 14% of all revenue derived from the

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 5--INVESTMENT IN FOREIGN AFFILIATE (CONTINUED) commercial use by pp.com of any services or technology provided by the Company. The agreement is for a period of ten years, subject to earlier termination by the parties under certain terms of the agreement.

    The investment in pp.com is accounted for using the equity method of accounting, with inter-company accounts and transactions eliminated. The Company's equity in the net loss of pp.com for period May 16 to June 30, 2000 was $81,308, which was included in other income (loss). The excess of the Company's cost of the investment over the Company's equity in the net assets of pp.com is being amortized over a period of three years. Amortization expense for the year ended June 30, 2000 was $310,988. Payments received from pp.com under the operating agreement will be applied as a reduction of the investment until such time as the investment is fully recovered, then recognized as other income thereafter.

    Summarized financial information for pp.com as of June 30, 2000 and for the year then ended is as follows:

Balance sheet information
  Current assets............................................  $ 1,322,124
  Noncurrent assets.........................................    1,069,469
  Current liabilities.......................................     (810,804)
  Noncurrent liabilities....................................      (12,219)
                                                              -----------
  Net assets................................................  $ 1,568,570
                                                              ===========
Statement of operations information
  Revenues..................................................  $    54,830
                                                              ===========
  Net loss..................................................  $(2,858,667)
                                                              ===========
HomeSeekers.com Incorporated share of pp.com's net assets...  $   364,222
                                                              ===========

NOTE 6--PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following at June 30:

                                                              2000         1999
                                                           ----------   ----------
Computer equipment.......................................  $3,132,682   $1,315,823
Computer software........................................   2,173,503      210,001
Furniture and office equipment...........................     629,768      296,123
Leasehold improvements...................................     300,367      156,447
Vehicles.................................................      55,000       55,000
                                                           ----------   ----------
                                                            6,291,320    2,033,394
Less: accumulated depreciation and amortization..........  (2,128,518)    (863,717)
                                                           ----------   ----------
                                                           $4,162,802   $1,169,677
                                                           ==========   ==========

    Depreciation expense for the fiscal years ended June 30, 2000 and 1999 amounted to $1,202,324 and $281,789, respectively. The Company has computer equipment and software with a net book value of $148,550 and $46,862, respectively (accumulated depreciation of $102,669 and $76,295, respectively) under capital leases at June 30, 2000 and 1999.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 7--PURCHASED INTANGIBLE ASSETS

    Purchased intangible assets consist of the following at June 30:

                                         AMORTIZATION
                                            PERIOD         2000          1999
                                         ------------   -----------   ----------
Acquired technology....................      3 years    $10,582,655   $  450,000
Cost in excess of net assets of
  acquired businesses..................   3-15 years      8,963,592    2,193,844
Covenants not to compete...............      3 years      1,289,632           --
Customer lists.........................      3 years      1,478,806      335,000
Exclusive provider agreements..........      3 years      1,841,380           --
Other..................................    1-2 years        525,276           --
                                                        -----------   ----------
                                                         24,681,341    2,978,844
Less accumulated amortization..........                  (4,150,489)    (602,228)
                                                        -----------   ----------
                                                        $20,530,852   $2,376,616
                                                        ===========   ==========

    Amortization expense was $3,799,870 and $241,025 for the years ended June 30, 2000 and 1999, respectively.

    During the fourth quarter of the year ended June 30, 2000, the Company evaluated certain of its purchased technology and elected to decrease the amortization period from 5 to 3 years resulting in additional amortization expense of $298,000. In accordance with APB 20, this change in accounting estimate was accounted for by adjusting amortization in the fourth quarter and future periods.

NOTE 8--LONG-TERM DEBT

    Long-term debt at June 30, 2000 and 1999 consisted of the following:

                                                                2000       1999
                                                              --------   --------
Notes payable to unrelated parties, with interest rates from
  5.7% to 9.5%, collateralized by personal guarantees of
  certain employees and stockholders of the Company.........  $ 91,970   $     --
Note payable to related party, with interest at 12%,
  unsecured, no specific repayment terms,...................        --     13,000
Capital lease obligations (Note 11).........................   159,575     75,338
                                                              --------   --------
Total.......................................................   251,545     88,338
Less current portion........................................   (98,324)   (38,752)
                                                              --------   --------
Long-term portion...........................................  $153,221   $ 49,586
                                                              ========   ========

    Future maturities of long-term debt at June 30, 2000 are as follows:

Year ending June 30:
2001......................................................  $ 98,324
2002......................................................    78,985
2003......................................................    45,796
2004......................................................    14,900
2005......................................................    13,540
                                                            --------
Total                                                       $251,545
                                                            ========

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 8--LONG-TERM DEBT (CONTINUED)
    During the year ended June 30, 1999, convertible debt in the amount of $141,000 was exchanged for the Company's common stock at the rate of one share of the Company's common stock for each $2 of indebtedness. As of June 30, 1999, all of the convertible debt had either been repaid or converted into common stock.

    The interest rate on capitalized leases varies from 12.0% to 32.1% and is imputed based on the lessor's implicit rate of return.

NOTE 9--STOCKHOLDERS' EQUITY

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

COMMON STOCK

    As of June 30, 2000, the Company has reserved a total of 9,625,534 shares of common stock pursuant to outstanding warrants and options. Warrants to purchase 1,026,039 and 1,082,845 common shares were exercised during fiscal 2000 and 1999 at prices averaging $2.96 and $2.85 per share. Options to purchase 677,497 and 149,376 common shares were exercised during fiscal 2000 and 1999 at an average price of $2.21 and $1.56 per share.

COMMON STOCK WARRANTS

    Warrants for the purchase of common shares that were issued and outstanding as of June 30, 2000 are summarized below:

NUMBER OF   EXERCISE
WARRANTS      PRICE      EXPIRATION
---------  -----------   ----------
  100,000  $      1.47   2001-2002
  506,377    2.00-2.95   2001-2004
  252,611    3.00-3.50   2001-2004
  403,100    4.00-4.56   2001-2003
  150,000         5.50        2002
   50,000         6.06        2002
1,000,000         7.00        2003
   95,000  10.19-10.81   2002-2003
---------
2,557,088
=========

    During fiscal 2000, a total of 1,809,877 warrants expiring on various dates in 2000 through 2004 to purchase common shares at exercise prices of $2.38 to $10.81 were issued to consultants and investors. During fiscal 1999, a total of 1,154,708 warrants expiring on various dates in 1999 through 2004 to purchase common shares at exercise prices of $2.00 to $6.25 were issued to consultants and investors.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED)
CONVERTIBLE PREFERRED STOCK

SERIES A

    Series A convertible preferred stock has a par value of $.001 and is entitled to a cumulative dividend, when declared, of 15% per annum based upon a value of $2 per share. At the option of the board of directors, each share of stock can be redeemed at $2 per share, or, at the option of the shareholder, each share of stock can be converted to common stock at a rate of two shares of common stock for each share of preferred. Upon conversion to common stock, accumulated dividends shall be paid through the issuance of additional common shares or the payment of cash at the option of the board of directors. Each share of series A convertible preferred stock is entitled to the voting rights of five shares of common stock. During the year ended June 30, 1999, all 692,000 outstanding shares of Series A convertible preferred stock and the related dividends were converted into common stock.

SERIES B

    Series B convertible preferred stock has a par value of $10.00 and is entitled to a cumulative dividend, when declared, of 9% per annum based upon a value of $10 per share. At the option of the board of directors, each share of stock can be redeemed at $10 per share or can be converted to common stock at a rate of five shares of common stock for each share of preferred. Conversion to common stock cannot occur until at least six months after issuance and if the listed price of the Company's common stock has been at least $3 for at least ten consecutive trading days with an aggregate volume of no less than 20,000 shares. Upon redemption or conversion to common stock, accumulated dividends shall be paid. Each share of Series B convertible preferred stock is not entitled to the voting rights of common stock.

SERIES C

    Series C convertible preferred stock has a par value of $.001 and is entitled to a cumulative dividend, payable annually in arrears, of 6% per annum based upon a value of $10 per share. Each share of Series C convertible preferred stock may be converted into common stock at the higher price of $3.00 per share or at a price per share equal to 75% of the average of the closing bid prices of the common stock of the Company for the five trading days preceding the closing of the Company's private offering of Series C convertible preferred stock. Each share of Series C convertible preferred stock is not entitled to the voting rights of common stock.

    At June 30, 2000 and 1999, there were no outstanding shares of Series A, Series B or Series C convertible preferred stock. Additionally, in September 2000, the board of directors authorized a first amended Certificate of Designation to reclassify all previously designated series of preferred stock; accordingly, the Company currently has 5,000,000 authorized shares of undesignated preferred stock.

DIVIDENDS

    Due to the conversion of 692,000 shares of Series A convertible preferred stock to common stock in fiscal 1999, the Company paid dividends in arrears on the converted shares at an average rate of $0.86 per share. The dividends were paid by the issuance of 108,432 shares of common stock.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED)
    At June 30, 1999, all dividends in arrears on the convertible preferred stock were paid in full.

NOTE 10--1996 STOCK OPTION PLAN

    On October 9, 1996, the Company's Board of Directors ratified a stock option plan under which the Company may grant qualified and non-qualified incentive stock options to employees, directors, and consultants. As part of the provisions of the plan, the Company may grant, but is not obligated to grant, options that include reload features.

    Options granted generally have terms from one to five years from the date of grant and generally vest immediately or ratably over their terms. The exercise price of incentive stock options granted under the plan may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. For a person who at the time of the grant owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options granted under the plan may not be less than 110% of the fair market value of the common stock on the date of the grant. During fiscal year 1999, the Company amended and restated the 1996 Stock Option Plan to allow employees 90 days after separation from the Company to exercise all vested options. In addition, during fiscal year 2000, the stockholders approved an amendment to increase the authorized shares under the plan from 5,500,000 shares to 11,500,000 shares.

    The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for the plan in 2000 and 1999. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and earnings per share would have been impacted as follows:

                 (Amounts in Thousands, Except Per Share Data)

                                                             2000       1999
                                                           --------   --------
Net Loss
  As reported............................................  $(25,034)  $(4,842)
                                                           ========   =======
  Pro forma..............................................  $(28,280)  $(7,165)
                                                           ========   =======
Basic and Diluted Loss Per Share
  As reported............................................  $  (1.47)  $  (.53)
                                                           ========   =======
  Pro forma..............................................  $  (1.66)  $  (.70)
                                                           ========   =======

    The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for fiscal 2000 and 1999:

                                                         2000            1999
                                                       ---------       ---------
Dividend Yield.......................................          0%              0%
Risk-Free Interest Rate..............................    5.5-6.9%            5.5%
Expected Life........................................  3-7 years       3-8 years
Expected Volatility..................................     121.10%         108.40%

    Expected lives are equal to the remaining option terms for both years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 10--1996 STOCK OPTION PLAN (CONTINUED)

    Following is a summary of the status of options outstanding during the years ended June 30:

                                                      2000                                  1999
                                      -------------------------------------   ---------------------------------
                                                                   WEIGHTED    NUMBER                  WEIGHTED
                                       NUMBER OF      EXERCISE     AVERAGE    OF SHARES    EXERCISE    AVERAGE
                                      SHARES UNDER      PRICE      EXERCISE     UNDER       PRICE      EXERCISE
                                        OPTIONS         RANGE       PRICE      OPTION       RANGE       PRICE
                                      ------------   -----------   --------   ---------   ----------   --------
Outstanding at July 1...............    4,082,874    $ 1.47-9.97    $2.58     3,609,200   $1.47-6.50    $1.76
Granted.............................    4,310,038     2.31-22.50     7.14     1,266,250    1.47-9.97     4.90
Canceled............................     (646,969)    1.47-21.13     9.62      (643,200)   1.47-6.50     3.00
Exercised...........................     (677,497)     1.47-9.44     2.21      (149,376)   1.47-3.62     1.56
                                        ---------                             ---------
Outstanding at June 30..............    7,068,446    $1.47-22.50     4.95     4,082,874    1.47-9.97     2.58
                                        =========                             =========
Options exercisable at June 30......    3,179,159                   $2.54     3,617,749                 $1.98
                                        =========                             =========

The weighted average grant date fair value of options granted during 2000 and 1999 was $5.57 and $1.32, respectively.

    The following table summarizes information regarding stock options outstanding at June 30, 2000:

                               WEIGHTED
                                AVERAGE
                               REMAINING         WEIGHTED                       WEIGHTED
 EXERCISE     OUTSTANDING     CONTRACTUAL        AVERAGE       EXERCISABLE      AVERAGE
PRICE RANGE     OPTIONS     LIFE (IN YEARS)   EXERCISE PRICE     OPTIONS     EXERCISE PRICE
-----------   -----------   ---------------   --------------   -----------   --------------
$1.47.......   2,040,958          2.16         $      1.47      2,040,958     $      1.47
2.00-2.97..    2,352,654          3.94           2.00-2.97        600,159       2.00-2.97
3.00-4.37..      109,000          5.80           3.00-4.37          2,500       3.00-4.37
4.50-6.56..      788,936          3.82           4.00-6.56        339,248       4.00-6.56
6.75-10.00..     801,148          5.12          6.75-10.00        162,503      6.75-10.00
10.13-14.94..    723,000          5.49         10.13-14.94         26,417     10.13-14.94
15.25-22.50..    252,750          5.76         15.25-22.50          7,374     15.25-22.50
               ---------                                        ---------
               7,068,446                                        3,179,159
               =========                                        =========

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 11--COMMITMENTS AND CONTINGENCIES

LEASES

    The Company has property and equipment under capital leases with maturity dates from November 2000 to March 2003. Certain of the leases are secured by the personal guarantee of a shareholder. In addition, the Company leases its facilities under various non-cancelable operating leases. Several facility leases include an escalation clause based on the consumer price index and are adjusted on an annual basis. The Company also has service agreements with Internet access providers. Future minimum payments under all capital and operating leases as of June 30, 2000 are as follows:

             YEARS ENDING                OPERATING     CAPITAL
               JUNE 30:                    LEASES       LEASES
---------------------------------------  ----------   ----------
                 2001                      $826,850   $   96,805
                 2002                       808,549       63,836
                 2003                       720,283       29,852
                 2004                       680,754           --
                 2005                       312,100           --
              Thereafter                    335,520           --
                                         ----------   ----------

Total minimum lease payments             $3,684,056      190,493
                                         ==========
Less: amount representing interest                       (30,918)
                                                      ----------
Present value of future minimum lease payments
                                                         159,575
Less: current portion                                     76,751
                                                      ----------
Long-term portion                                     $   82,824
                                                      ==========

    Rental expense for all operating leases was $559,370 and $136,283 for the years ended June 30, 2000 and 1999, respectively.

EMPLOYMENT AGREEMENTS

    The Company has employment agreements with four executive officers for periods ranging from three to five years. The agreements call for annual salaries of $144,000 to $200,000, plus bonuses as determined by the Board of Directors or based on defined income before taxes. In the event of a change in control of the Company, as defined, and employment termination, the officers are entitled to payments up to five times the sum of the highest annual salary and bonuses received during the term of employment.

    The Company also has employment agreements with other employees calling for annual salaries, bonuses and the grant of stock options. Certain of the agreements were negotiated in connection with business acquisitions.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 11--COMMITMENTS AND CONTINGENCIES (CONTINUED)
LEGAL PROCEEDINGS

    In April 2000, a former employee filed a claim against the Company in Douglas County, Nevada District Court. The claim related to alleged breaches by the Company of the employee's employment agreement with the Company. The claim sought the payment of certain compensation, benefits and compensatory and punitive damages in excess of $1.2 million. On August 21, 2000, the claims of all parties were dismissed with prejudice pursuant to a stipulation of the parties. The Company made a payment to the employee of $150,000 in connection with the settlement.

    The Company is subject to legal proceedings and claims arising in the ordinary course of business. Although occasional adverse decisions or settlements may occur, management believes that the final disposition of such matters will not have a material adverse effect on the Company's business, financial position or results of operations.

NOTE 12--INCOME TAXES

    Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes were as follows as of June 30:

                                                         2000          1999
                                                      -----------   ----------
Deferred tax assets:
  Net operating loss carryover......................  $ 9,537,214   $3,647,740
  Deferred revenue..................................    1,708,142    1,059,322
  Amortization of goodwill..........................      472,409      118,812
  Accrued expenses and other........................       84,720       43,226
                                                      -----------   ----------
                                                       11,802,485    4,869,100
Deferred tax liabilities:
  Depreciation......................................      (65,790)     (30,931)
                                                      -----------   ----------
                                                       11,736,695    4,838,169
Less: Valuation allowance...........................  (11,736,695)  (4,838,169)
                                                      -----------   ----------
  Net deferred taxes................................  $        --   $       --
                                                      ===========   ==========

    A valuation allowance has been established due to the Company's accumulated losses. The increase in the valuation allowance was $6,898,526 and $1,664,923 for the years ended June 30, 2000 and 1999, respectively. In addition, the Company has available at June 30, 2000, approximately $28,000,000 of unused operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2008 to 2020. The utilization of these loss carryforwards may be limited by certain events including an ownership change as defined by the Internal Revenue Code.

    Deferred tax assets relating to net operating loss carryforwards as of June 30, 2000 include approximately $1,190,000 associated with stock option activity for which subsequent recognized tax benefits, if any, will be credited directly to shareholders' equity.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 12--INCOME TAXES (CONTINUED)
    The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                        2000          1999
                                                     -----------   -----------
Federal benefit expected at statutory rate.........  $(8,511,560)  $(1,694,701)
Valuation allowance................................    6,898,526     1,609,094
Write-down of investment...........................      850,000            --
Goodwill amortization..............................      739,862        55,794
Non-deductible expenses............................       23,172        29,813
                                                     -----------   -----------
                                                     $        --   $        --
                                                     ===========   ===========

NOTE 13--SUBSEQUENT EVENTS

    On July 21, 2000, the Company completed the acquisition of Immediate Results Through Intuitive Systems, LLC, a provider of productivity software to real estate professionals. The Company paid $25,000 cash and issued 500,000 shares of the Company's common stock valued at $1,250,000. The purchase agreement provides for additional consideration of up to 2,900,000 shares of the Company's common stock on specified dates within the first year of the agreement. The value of the shares issued and issuable need not exceed $8,975,000.

    During the period July 1 through September 5, 2000, the Company sold 1,488,334 shares of the Company's common stock to institutional investors at prices ranging from $2.50 to $3.00 per share, resulting in cash proceeds to the Company of approximately $3,638,000.

    During the period July 1 through September 5, 2000, the Company issued warrants to directors and investors to purchase a total of 769,250 common shares of the Company at prices ranging from $1.50 to $3.00 per share.

    During the period July 1 through August 4, 2000, the Company granted options to employees to purchase a total of 1,254,468 common shares of the Company at prices ranging from $2.03 to $3.00 per share.

NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

RESTATEMENT OF UNAUDITED QUARTERLY FINANCIAL RESULTS

    As described in Note 4 to the consolidated financial statements, the Company entered into various agreements with BuySellBid.com, a related company, which included the purchase and sale of advertising on their respective websites. Subsequent to the issuance of the Company's financial results for the second and third quarters in fiscal year 2000, it was determined that these advertising arrangements should be treated as a non-monetary exchange resulting in advertising revenue being netted with advertising expenses, instead of being reported as revenue.

    The Company has also reevaluated the recognition of revenue in connection with two separate advertising and marketing agreements in which it has received $1,050,000 as of June 30, 2000, and for which it reported revenue of approximately $676,000 in the third quarter. The Company has elected to

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 14--QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (CONTINUED) defer and recognize the amounts received over the three and five year contractual terms of the arrangements.

    Summarized unaudited quarterly financial information for the years 2000 and 1999 are noted below (in thousands, except per share amounts):

                                               2ND QUARTER    2ND QUARTER   3RD QUARTER   3RD QUARTER
                                 1ST QUARTER   AS REPORTED     RESTATED     AS REPORTED    RESTATED     4TH QUARTER
                                 -----------   ------------   -----------   -----------   -----------   -----------
Fiscal year 2000
  Revenues.....................     $1,443        $2,712         $2,574        $4,312        $3,396       $ 3,677
  Loss from operations.........     $2,751        $5,119         $4,923        $5,203        $5,786       $12,052
  Net loss.....................     $2,638        $4,983         $4,787        $5,101        $5,684       $11,925
  Basic and diluted net loss
    per share..................     $ 0.17        $ 0.30         $ 0.28        $ 0.29        $ 0.32       $  0.70

    The above restatements do not affect previously reported net cash flows for the quarterly periods.

                                                  1ST QUARTER   2ND QUARTER   3RD QUARTER   4TH QUARTER
                                                  -----------   -----------   -----------   -----------
Fiscal year 1999
  Revenues......................................     $ 375         $1,068        $1,130        $  846
  Loss from operations..........................     $ 957         $  597        $  993        $2,612
  Net loss......................................     $ 963         $  587        $  726        $2,566
  Basic and diluted net loss per share..........     $0.14         $ 0.08        $ 0.11        $ 0.20

                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       HOMESEEKERS.COM, INCORPORATED

                                                       By:            /s/ GREGORY L. COSTLEY
                                                            -----------------------------------------
                                                                        Gregory L. Costley
                                                               CHAIRMAN AND CHIEF EXECUTIVE OFFICER

    KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears immediately below constitutes and appoints Gregory L. Costley and John Giaimo, and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-KSB and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                    TITLE                       DATE
                   ---------                                    -----                       ----
             /s/ GREGORY L. COSTLEY               Chairman, Chief Executive Officer   October 6, 2000
     --------------------------------------         and Director (Principal
               Gregory L. Costley                   Executive Officer, Principal
                                                    Financial Officer and Principal
                                                    Accounting Officer)

                /s/ JOHN GIAIMO                   President, Chief Operating Officer  October 6, 2000
     --------------------------------------         and Director
                  John Giaimo

                /s/ GREG JOHNSON                  Executive Vice President, Chief     October 6, 2000
     --------------------------------------         Technology Officer and Director
                  Greg Johnson

                /s/ DAVID HOLMES                  Director                            October 6, 2000
     --------------------------------------
                  David Holmes

             /s/ BRADLEY N. ROTTER                Director                            October 6, 2000
     --------------------------------------
               Bradley N. Rotter

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
---------------------   ------------------------------------------------------------
         3.1            Articles of Incorporation of the Company (incorporated by
                          reference to Exhibit 4.1 to the Company's Registration
                          Statement on Form S-3, as amended (Commission File
                          No. 333-32586), filed with the Securities and Exchange
                          Commission (the "Commission") on March 15, 2000 (the
                          "S-3").
         3.2            Amended and Restated Bylaws of HomeSeekers.com, Incorporated
                          (incorporated by reference to Exhibit 3.1 to the Company's
                          Current Report on Form 8-K, as filed with the Commission
                          on May 23, 2000).
         4.1            Form of Common Stock Warrant (incorporated by reference to
                          Exhibit 2 to the property portal!, Limited's Schedule 13D
                          (Commission File No. 005-55337), as filed with the
                          Commission on May 26, 2000).
         4.2            Form of Common Stock Warrant (incorporated by reference to
                          Exhibit 4.3 to the S-3).
        10.1            Exclusive Provider and Advertising Agreement, dated as of
                          September 30, 1999, between the Company and
                          BuySellBid.com, Inc. (incorporated by reference to
                          Exhibit 10.1 to the Company 10-QSB (Commission File
                          No. 000-23835) for the period ended September 30, 1999).
        10.2*           Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 6.1 to the Company's 10-KSB
                          (Commission File No. 000-23825) for the year ended
                          June 30, 1999 (the "1999 10-KSB")).
        10.3*           Amendment No. 1 to HomeSeekers.com, Incorporated Amended and
                          Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                          Form S-8 (Commission File No. 333-44786), as filed with
                          the Commission on August 30, 2000).
        10.4*           Employment Agreement between the Company and John Giaimo
                          dated March 9, 1999 (incorporated by reference to
                          Exhibit 6.6 to the 1999 10-KSB).
        10.5*           Employment Agreement between the Company and Greg Johnson
                          dated March 9, 1999 (incorporated by reference to
                          Exhibit 6.7 to the 1999 10-KSB).
        10.6*           Employment Agreement between the Company and Doug Swanson
                          dated March 9, 1999 (incorporated by reference to Exhibit
                          6.8 to the 1999 10-KSB).
        10.7*           Employment Agreement between the Company and Greg Costley
                          dated August 23, 1999 (incorporated by reference to
                          Exhibit 6.11 to the 1999 10-KSB).
        16.1            Letter on Change in Certifying Accountant.
        21.1            Subsidiaries of Registrant.
        23.1            Consent of Ernst & Young LLP.
        23.2            Consent of Albright, Persing & Associates, Ltd.
        24.1            Powers of Attorney (contained in the signature page of this
                          Form 10-KSB).
        27.1            Financial Data Schedule.

------------------------

*   Management contract or compensatory arrangement.