Form 10KSB/A
period 2000-06-30
HOMESEEKERS COM INC
filed 2000-10-30
CIK 938578

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION



                             WASHINGTON, D.C. 20549


                            ------------------------


                                 FORM 10-KSB/A



                                AMENDMENT NO. 1



(MARK ONE)



   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED JUNE 30, 2000 OR



   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO



                         COMMISSION FILE NUMBER 0-23835



                         HOMESEEKERS.COM, INCORPORATED



             (Exact name of registrant as specified in its charter)



                NEVADA                                      87-0397464
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                     Identification No.)

  6490 S. MCCARRAN BLVD., SUITE D-28                          89509
             RENO, NEVADA                                   (Zip code)
    (Address of principal executive
               offices)



       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (775) 827-6886



        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE



SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: COMMON STOCK, $.001
                                   PAR VALUE


                            ------------------------


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /



    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/



    State issuer's revenues for its most recent fiscal year: $11,090,000



    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past
60 days: $13,142,718 (based on the average bid and asked prices of the common stock on the Nasdaq SmallCap Market on October 25, 2000.



    As of October 25, 2000, the number of outstanding shares of common stock, par value $.001 per share, of HomeSeekers.com, Incorporated. was 23,603,938.



                      DOCUMENTS INCORPORATED BY REFERENCE



                                     None.


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

    This Form 10-KSB/A is being filed for the purposes of filing the information called for in Part III of Form 10-KSB. The registrant also hereby amends certain information contained in Note 3 and Note 9 of the Notes to Consolidated Financial Statements, which appear on pages F-15 and F-22, respectively, of the Form 10-KSB for the fiscal year ended June 30, 2000 of HomeSeekers.com, Incorporated (the "Company") as originally filed on October 6, 2000. The Company is filing amended and restated financial statements and supplementary data required by Form 10-KSB and Regulation S-X commencing on page F-1 hereof.



                                    PART II



ITEM 7. FINANCIAL STATEMENTS.



    The consolidated financial statements filed with this Form 10-KSB/A appear herein commencing on page F-1.



                                    PART III



ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT



DIRECTORS AND EXECUTIVE OFFICERS



    Our board of directors is divided into two classes. The directors in each class hold office for a term of two years. The Class I directors hold office until the Annual Meeting of Stockholders to be held following the fiscal year ending June 30, 2001 or until their successors are duly elected and qualified. The Class II directors will hold office until our Annual Meeting of Stockholders to be held in December 2000 or until their successors are duly elected and qualified.



    The following sets forth, as of September 30, 2000, the name, age and principal position(s) with the Company of each of our executive officers and directors.



                                                                                                   DIRECTOR
NAME                                       AGE                  PRINCIPAL POSITION(S)               CLASS
----                                     --------               ---------------------              --------
Gregory L. Costley.....................     47      Chairman of the Board of Directors, Chief         II
                                                    Executive Officer, Secretary and Treasurer
Dennis Gauger..........................     48      Chief Financial Officer                           --
John Giaimo............................     46      President, Chief Operating Officer and             I
                                                    Director
Greg Johnson...........................     48      Chief Technology Officer and Director              I
Douglas F. Swanson.....................     57      Executive Vice President                          --
David Holmes...........................     45      Director                                          II
Bradley N. Rotter......................     45      Director                                          II



    GREGORY L. COSTLEY joined the Company as Chairman of the Board, Chief Executive Officer, Secretary and Treasurer in August 1999. Mr. Costley was previously employed for eleven years by the Dole Food Company, Inc. ("Dole"), an international producer and marketer of food and related products. From
September 1996 until August 1999, he served as President of Dole's North American Fruit Operations group. Mr. Costley is Mr. Swanson's brother-in-law.



    DENNIS P. GAUGER has served as our Chief Financial Officer since
October 2000 and is responsible for accounting, financial planning and reporting under the federal securities laws. From May 2000 until October 2000, Mr. Gauger served on a part-time, interim basis as our Chief Financial Officer. From
May 1998 until October 2000, Mr. Gauger operated an independent consulting practice providing executive financial management services, including interim or part-time chief financial officer assignments. From 1977 until May 1998, Mr. Gauger was employed in three offices of the international accounting firm, Deloitte & Touche LLP, including nine years as an accounting and auditing partner. Mr. Gauger is a licensed Certified Public Accountant in the states of Nevada and Utah.



    JOHN GIAIMO has served as President and Chief Operating Officer and a Director since August 1996. He was the President and Chief Executive Officer of Visual Listings, Inc., an Internet real estate content provider, from July 1990 until its acquisition by HomeSeekers.com, in May 1996. Mr. Giaimo filed for personal bankruptcy under Chapter 7 of the U.S. Bankruptcy Code that became final in September 1996 and involved three computer stores where he was the sole proprietor.



    GREG JOHNSON currently serves as Chief Technology Officer. Mr. Johnson founded the Company, and has served as a Director since 1988. He served as Chairman of the Board from August 1996 until August 1999, Chief Executive Officer from September 1996 until August 1999 and President from 1988 until August 1996. He has been involved in all phases of the Company's management. Mr. Johnson is a licensed real estate broker/agent in Nevada and has extensive experience in marketing and selling real estate.



    DOUGLAS F. SWANSON has served as Executive Vice President of the Company since October 1995 and is responsible for investor relations and mergers and acquisitions. He was also a member of our Board of Directors from 1995 until June 2000. From September 1990 until October 1995, Mr. Swanson served as Chairman of Remington-Fox, Inc., a company he formed that was engaged in the business of medical transcribing. Remington-Fox Inc. filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code in June 1996 and is no longer in operation. Because of personal guarantees associated with Remington-Fox, Mr. Swanson filed for personal bankruptcy protection under Chapter 13 of the U.S. Bankruptcy Code in June 1996. Mr. Swanson is
Mr. Costley's brother-in-law.



    DAVID HOLMES has served as a director of HomeSeekers.com since March 1999. Mr. Holmes currently serves as President and Chief Executive Officer of Adagio Trust, a manager of taxable individual and trust assets. He served as Vice President and Portfolio Manager of Whittier Trust Company of Nevada Inc. from 1995 until October 1999. From 1990 until 1994, Mr. Holmes managed assets for high net worth individuals for Morgan Stanley & Co. Incorporated, a diversified financial services company.



    BRADLEY N. ROTTER has served as a director of HomeSeekers.com since
March 1999. Since 1992, Mr. Rotter has served as Chairman of the Board of Point West Capital Corporation ("Point West"), a specialty financial services company. Mr. Rotter is also the managing member of The Echelon Group of Companies, LLC, which provides investment and financial services. He was the principal shareholder of The Echelon Group Inc., a financial services company that was merged into Point West in 1995, and served as Chairman of the Board of that company from 1988 until the merger with Point West.



            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE



    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors and holders of ten percent or more of the outstanding Common Stock (collectively, "Reporting Persons") to file an initial report of ownership (Form 3) and reports of changes of ownership (Forms 4 and 5) of Common Stock with the SEC. Such persons are required to furnish the Company with copies of all Section 16(a) reports that they file. Based solely upon a review of Section 16(a) reports furnished to the Company for fiscal 2000 and written representations from Reporting Persons that no other reports were required, the Company believes that all the Reporting Persons complied with all applicable filing requirements during fiscal 2000.

ITEM 10. EXECUTIVE COMPENSATION.



EXECUTIVE COMPENSATION



SUMMARY COMPENSATION TABLE



    The following table provides information relating to compensation for the fiscal years ended June 30, 2000, 1999 and 1998 for the Company's chief executive officer and the other most highly compensated executive officers of the Company whose total salary and bonus (as determined pursuant to Securities and Exchange Commission ("SEC") rules) exceeded $100,000 (determined by reference to fiscal 2000) (collectively, the "Named Executive Officers"). The amounts shown include compensation for services in all capacities provided to the Company.



                                                     ANNUAL                    LONG-TERM
                                                  COMPENSATION            COMPENSATION AWARDS
                                               -------------------   ------------------------------
                                                                                        SECURITIES
                                                SALARY     BONUS     RESTRICTED STOCK   UNDERLYING          ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR         ($)(1)      ($)         AWARDS ($)      OPTIONS (#)      COMPENSATION ($)
---------------------------      --------      --------   --------   ----------------   -----------      ----------------
Gregory L. Costley.............    2000(2)     163,096       --              --           402,000(3)            --
  Chairman, Chief Executive
  Officer, Secretary and
  Treasurer

John Giaimo....................    2000        144,000       --              --           205,658(4)            --
  President and Chief Operating    1999        174,047       --              --           204,000(5)            --
  Officer                          1998        141,546       --              --                --               --

Greg Johnson...................    2000        150,600       --              --           308,004(6)            --
  Chief Technology Officer         1999        177,047       --              --           204,000(5)            --
                                   1998        141,546       --              --                --               --

Douglas F. Swanson.............    2000        150,600       --              --           353,324(7)            --
  Executive Vice President         1999        174,047       --              --           571,000(8)            --
                                   1998         91,503       --              --                --               --


------------------------


(1) This amount includes a monthly automobile allowance of $600 for each officer other than Mr. Giaimo.



(2) Mr. Costley became an employee of the Company on August 23, 1999; therefore, no information is presented for the fiscal years ended June 30, 1999 or 1998.



(3) Effective August 23, 1999, Mr. Costley received stock options to purchase 300,000 shares of Common Stock at an exercise price of $7.94 per share. These options vest and become exercisable to the extent of one-third of the shares covered thereby on the date of grant and the next two anniversaries of the date of grant. Effective August 23, 1999, Mr. Costley received stock options to purchase 1,500 shares of Common Stock at an exercise price of $7.94. These options vest and become exercisable quarterly over a three-year period beginning on the date of grant. Effective May 31, 2000, Mr. Costley received stock options to purchase 100,500 shares of Common Stock at an exercise price of $2.81 per share. These options vest and become exercisable in full on November 30, 2000.



(4) Effective May 24, 2000, Mr. Giaimo received stock options to purchase 1,500 shares of Common Stock at an exercise price of $2.81 per share. These options vest and become exercisable quarterly over a three-year period beginning on the date of grant. Effective May 31, 2000, Mr. Giaimo received 204,158 shares of Common Stock at an exercise price of $2.81 per share. These options vest and become exercisable in full on November 30, 2000.

(5) Effective September 25, 1998, Mr. Giaimo and Mr. Johnson each received stock options to purchase 100,000 shares of Common Stock at an exercise price of $2.38 per share. These options vested and became exercisable immediately on the date of grant. Effective May 5, 1999, Mr. Giaimo and Mr. Johnson each received stock options to purchase 4,000 shares of Common Stock at an exercise price of $8.81 per share. These options vest and become exercisable quarterly over a three-year period beginning on the date of grant. Effective June 23, 1999, Mr. Giaimo and Mr. Johnson each received stock options to purchase 100,000 shares of Common Stock at an exercise price of $5.31 per share. These options vested and became exercisable immediately on the date of grant.



(6) Effective May 24, 2000, Mr. Johnson received stock options to purchase 1,500 shares of Common Stock at an exercise price of $2.81 per share. These options vest and become exercisable quarterly over a three-year period beginning on the date of grant. Effective May 31, 2000, Mr. Johnson received stock options to purchase 306,504 shares of Common Stock at an exercise price of $2.81 per share. These options vest and become exercisable in full on November 30, 2000.



(7) Effective May 24, 2000, Mr. Swanson received stock options to purchase 1,500 shares of Common Stock at an exercise price of $2.81 per share. These options vest and become exercisable quarterly over a three-year period beginning on the date of grant. Effective May 31, 2000, Mr. Swanson received 351,824 shares of Common Stock at an exercise price of $2.81 per share. These options vest and become exercisable in full on November 30, 2000.



(8) Effective August 20, 1998, Mr. Swanson received stock options to purchase 167,000 shares of Common Stock at an exercise price of $1.47 per share. These options vested and became exercisable immediately on the date of grant. Effective September 25, 1998, Mr. Swanson received stock options to purchase 300,000 shares of Common Stock at an exercise price of $2.38 per share. These options vested and became exercisable immediately on the date of grant. Effective May 5, 1999, Mr. Swanson received stock options to purchase 4,000 shares of Common Stock at an exercise price of $8.81 per share These options vest and become exercisable quarterly over a three-year period beginning on the date of grant. Effective June 23, 1999, Mr. Swanson received stock options to purchase 100,000 shares of Common Stock at an exercise price of $5.31 per share. These options vested and became exercisable immediately on the date of grant.



SUBSEQUENT TO FISCAL YEAR-END



    Effective August 4, 2000, Mr. Costley received stock options to purchase 200,000 shares of Common Stock at an exercise price of $2.03 per share. These options (a) vested and became exercisable (1) to the extent of one-third of the shares covered thereby immediately on the date of grant and (2) to the extent of one-third of the shares covered thereby on August 23, 2000 and (b) vest and become exercisable to the extent of the remaining one-third of the shares covered thereby on August 23, 2001.



    Effective August 4, 2000, Messrs. Giaimo, Johnson and Swanson each received stock options to purchase 133,334 shares of Common Stock at an exercise price of $2.03 per share. These options vested and became exercisable immediately on the date of grant.



    Effective August 4, 2000, Messrs. Rotter and Holmes each received warrants to purchase 100,000 shares of Common Stock at an exercise price of $2.03 per share. These warrants (a) vested and became exercisable to the extent of two-thirds of the shares covered thereby immediately on the date of grant and
(b) vest and become exercisable to the extent of the remaining one-third of the shares covered thereby on March 15, 2001.

    On October 9, 2000, Dennis P. Gauger received stock options to purchase 100,000 shares of Common Stock at an exercise price of $.625 per share. These options vested and became exercisable immediately on the date of grant.



OPTIONS/SAR GRANTS IN LAST FISCAL YEAR



    The table below provides information regarding stock options granted to the Named Executive Officers during the fiscal year ended June 30, 2000. No SARs were granted by the Company during fiscal 2000.



                                             NUMBER OF     PERCENT OF TOTAL
                                             SECURITIES      OPTIONS/SARS     EXERCISE OR
                                             UNDERLYING       GRANTED TO      BASE PRICE
                                            OPTIONS/SARS     EMPLOYEES IN     (PER SHARE)          EXPIRATION
                                            GRANTED (#)    FISCAL YEAR (%)        ($)               DATE (1)
                                            ------------   ----------------   -----------   -------------------------
Gregory L. Costley........................     300,000           7.0             7.94            8/23/02-8/23/04
                                                 1,500             *             7.94           11/23/02-8/23/05
                                               100,500           2.3             2.81               11/30/03

John Giaimo...............................       1,500             *             2.81            8/24/03-5/24/06
                                               204,158           4.7             2.81               11/30/03

Greg Johnson..............................       1,500             *             2.81            8/24/03-5/24/06
                                               306,504           7.1             2.81               11/30/03

Douglas F. Swanson........................       1,500             *             2.81            8/24/03-5/24/06
                                               351,824           8.2             2.81               11/30/03


------------------------


*   Less than 1%.



(1) Columns (f), (g) and (h) have been omitted in reliance on Item 402(a)(1)(i) of Regulation S-K.



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END
  OPTION/SAR VALUES



    The following table sets forth information with respect to the exercise of options to purchase shares of Common Stock during the fiscal year ended
June 30, 2000 by each person named in the Summary Compensation table and the unexercised options held as of June 30, 2000. None of the Named Executive Officers held or holds SARs.



                                                            NUMBER OF SECURITIES
                                                                 UNDERLYING               VALUE OF UNEXERCISED
                                                                 UNEXERCISED                  IN-THE-MONEY
                             SHARES                            OPTIONS/SARS AT               OPTIONS/SARS AT
                          ACQUIRED ON    VALUE REALIZED      FISCAL YEAR-END (#)           FISCAL YEAR-END ($)
                          EXERCISE (#)        ($)         EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE (1)
                          ------------   --------------   -------------------------   -----------------------------
Gregory L. Costley......         --              --            100,375 / 301,625                  --/  22,110

John Giaimo.............     60,109          88,360            608,306 / 208,325             699,878/  45,245

Greg Johnson............     60,000          88,200            855,345 / 310,671           1,085,259/  67,761

Douglas F. Swanson......    259,057         380,814          1,051,306 / 355,991           1,208,958/  77,731


------------------------


(1) Value is calculated by multiplying the number of shares of Common Stock underlying the stock option by the difference between the closing price of a share of Common Stock on June 30, 2000 on The Nasdaq SmallCap Stock Market ($3.03 per share) and the exercise price of the stock option.

LONG-TERM INCENTIVE PLAN AWARDS



    Not applicable.



DEFINED BENEFIT OR ACTUARIAL PLAN DISCLOSURE



    Not applicable.



COMPENSATION OF DIRECTORS



    Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at Board of Director's meetings, but receive no set fees or benefits as directors. An independent director may receive warrants upon acceptance of the position as a director. Mr. Rotter and Mr. Holmes were each granted a warrant to purchase 150,000 shares of Common Stock upon becoming directors on March 15, 1999. One-third of the warrants vested and became exercisable immediately, one-third of the warrants vested and became exercisable on March 15, 2000 and the remaining one-third of the warrants vest and become exercisable on March 15, 2001. The exercise price for the warrants is $4.00 per share, which was the fair market value of the Common Stock on March 15, 1999. Effective May 31, 2000, Messrs. Rotter and Holmes were each granted a warrant to purchase 16,667 shares of Common Stock at an exercise price of $2.81 per share, which was the fair market value of the Common Stock on May 31, 2000. Effective August 4, 2000, Messrs. Rotter and Holmes were each granted a warrant to purchase
100,000 shares of Common Stock at an exercise price of $2.03 per share, which was the fair market value of the Common Stock on August 4, 2000. These warrants all vested and became exercisable on the date of grant, and expire three years from the date of grant.



EMPLOYMENT AGREEMENTS



    The Company entered into an employment agreement with Gregory L. Costley that became effective on August 23, 1999 for a term ending on August 22, 2002. The agreement provides that Mr. Costley will serve as the Chief Executive Officer and will be nominated for election as the Chairman of the Board of Directors during the term of the agreement. Under his agreement, Mr. Costley is entitled to:



    - a base salary of $200,000 per year;



    - bonus payments as the Board of Directors may see fit;



    - a grant of an option to purchase 300,000 shares of common stock at an exercise price per share equal to the closing bid price for the Common Stock on the date that Mr. Costley's agreement became effective ($7.94), which vested and became exercisable to the extent of one-third of the shares covered as of the date of the agreement and to the extent of an additional one-third of the shares covered thereby as of August 23, 2000 and vests and becomes exercisable to the extent of the remaining one-third of the shares covered thereby on August 23, 2001, except that the option will vest immediately upon an involuntary termination or a "change-in-control," which term has the same definition as under the employment agreements for Messrs. Swanson, Johnson and Giaimo;



    - an additional option to purchase 100,000 shares of common stock (to be priced at $17.94, $27.94 etc.) for every $10 increase in stock price from the closing bid price on the date Mr. Costley's agreement became effective ($7.94) that stays at the higher level for a period of 90 days thereafter, with a term of three years from the date of grant;



    - compensation equal to that received by other directors for any period during which Mr. Costley serves as a director;

    - medical benefits equal to those received by other employees;



    - a monthly automobile allowance of $600; and



    - certain reimbursable expenses.



    Under his agreement, Mr. Costley may terminate his employment voluntarily for any reason, at which time all salary and other benefits provided to Mr. Costley will terminate. The agreement also provides that if the company terminates Mr. Costley's employment prior to expiration for any reason other than for change-in-control, the Company must pay Mr. Costley a termination or severance salary equal to one year of the annual base salary earned by Mr. Costley immediately prior to termination, which termination or severance payment may be accelerated in Mr. Costley's sole discretion upon termination. If a change-in-control occurs, the Company must pay Mr. Costley his highest annual salary during the term of his employment plus the largest aggregate amount awarded to Mr. Costley as a cash bonus, if he is terminated involuntarily for any reason other than for "cause," death, disability or attainment of the normal retirement date; or voluntarily terminates his employment because of a change in his duties, position, salary or location, a reduction in responsibility or a good faith determination by Mr. Costley that he cannot effectively perform his duties due to the change in control.



    The Company has also entered into employment agreements with Greg Johnson, Chief Technology Officer, John Giaimo, President and Chief Operating Officer and Douglas F. Swanson, Executive Vice President. Each agreement became effective on March 9, 1999 and has a term ending on March 8, 2004. The agreements provide for automatic renewal by mutual agreement of the parties. The agreements also provide that each of these officers will be nominated for election as a member of the board of directors during the term of the agreements. Under the agreements, each of these executive officers is entitled to:



    - a base salary of $144,000 per year;



    - an annual cash bonus in an amount equal to four percent of pre-tax earnings as stated in the annual audit;



    - additional compensation as determined by the compensation committee designated by the Board of Directors;



    - an annual grant of an option to purchase shares of our common stock in an amount equal to four percent of pre-tax earnings as stated in the annual audit, at a price equal to the closing bid price for the common stock at the time of grant;



    - a grant of an option to purchase 500,000 shares of Common Stock at an exercise price equal to the closing bid price for the Common stock on June 23, 1999, of $5.31 per share. The option vested to the extent of one-fifth of the shares covered thereby on the date of the grant and to the extent of one-fifth of the shares covered thereby on June 23, 2000, and thereafter vests annually to the extent of one-fifth of the shares covered thereby on each of the first three anniversaries of June 23, 2000;



    - compensation equal to that received by other directors for any period during which that employee serves as a director;



    - medical benefits equal to those received by other employees;



    - a monthly automobile allowance of $600; and



    - certain reimbursable expenses.



    Under the agreements, each executive officer may terminate his employment voluntarily for any reason, at which time all salary and other benefits provided to that employee will terminate. The agreement also provides that if the Company terminates the employee's employment prior to expiration for any reason other than a "change-in-control," the Company must pay that employee a termination or severance salary equal to five years of the annual base salary earned by that employee immediately prior to termination and the terminated employee may, in his sole discretion, accelerate the termination or severance payment. Each agreement provides that if a change-in-control occurs, the Company must pay the employee his highest annual salary during the term of his employment plus the largest amount awarded to that employee as a cash bonus, multiplied by five, if he is terminated involuntarily for any reason other than for "cause," death, disability or attainment of the normal retirement date; or voluntarily terminates his employment because of a change in his duties, position, salary or location, a reduction in responsibility or a good faith determination by the employee that he cannot effectively perform his duties due to the "change-in-control." Under the agreements, a "change-in-control" is deemed to have occurred when a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the beneficial owner of shares having more than fifty percent of the total number of votes that may be cast by holders of the Company's capital stock upon any corporate action proposed to the shareholders for approval or adoption; or as a result of, or in connection with, any cash tender or securities exchange offer, merger, or other business combination, sale of assets or contested election, or any combination of the foregoing, the persons who were directors before the transaction no longer constitute a majority of the Company's Board of Directors or the board of the successor.



    The Company has also entered into an employment agreement with Dennis P. Gauger, our Chief Financial Officer. The agreement became effective on October 9, 2000 for a term that ends on October 9, 2001. Under the agreement, Mr. Gauger is entitled to:



    - for a minimum 32 hours of service per week, a base salary of $140,000 per year;



    - a signing bonus of $14,000;



    - additional compensation of $100 per hour for each hour worked in excess of the minimum 32 hours per week;



    - an option to purchase 100,000 shares of Common Stock at an exercise price per share equal to the closing bid price per share on the date that Mr. Gauger's agreement became effective ($.625), with a term of three years from the vesting date. The option vests immediately on the date of the agreement;



    - medical benefits equal to those received by other employees;



    - various reimbursable expenses.



    Under the agreement, the Company has the right to terminate Mr. Gauger's employment upon disability and for "cause." Upon termination, the Company will be obligated to pay to Mr. Gauger, if we have not already done so:



    - the prorated portion of his salary through the date of termination;



    - earned and accrued bonus or incentive payments;



    - any reimbursable expenses to which Mr. Gauger is entitled under the agreement.



Also, under the agreement, Mr. Gauger may terminate his employment voluntarily for any reason, at which time all salary and other benefits provided to that employee will terminate. The agreement also provides that if the Company terminates Mr. Gauger's employment prior to expiration for any reason other than a "change-in-control," the Company must pay Mr. Gauger a termination or severance salary equal to one year of the annual base salary earned by Mr. Gauger immediately prior to termination and Mr. Gauger may, in his sole discretion, accelerate the termination or severance payment. The agreement provides that if a change-in-control occurs, the Company must pay Mr. Gauger his highest annual salary during the term of his employment plus the largest amount awarded to that employee as a cash bonus if he is terminated involuntarily for any reason other than for "cause," death, disability or attainment of the normal retirement date; or voluntarily terminates his employment because of a change in his duties, position, salary or location, a reduction in responsibility or a good faith determination by the employee that he cannot effectively perform his duties due to the "change-in-control." Under the agreement, a "change-in-control" is deemed to have occurred when a third person, including a "group" as defined in Section 13(d)(3) of the Securities Exchange Act of 1934, becomes the beneficial owner of shares having more than fifty percent of the total number of votes that may be cast by holders of the Company's capital stock upon any corporate action proposed to the shareholders for approval or adoption; or as a result of, or in connection with, any cash tender or securities exchange offer, merger, or other business combination, sale of assets or contested election, or any combination of the foregoing, the persons who were directors before the transaction no longer constitute a majority of the Company's Board of Directors or the board of the successor.



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.



    The following table sets forth certain information regarding the beneficial ownership of the Common Stock as of October 25, 2000 by (a) each person who the Company knows beneficially owns more than five percent of its Common Stock;
(b) each of the Company's directors individually; (c) each of the executive officers; and (d) all of the Company's directors and executive officers as a group. Unless otherwise indicated, to the Company's knowledge, all persons listed below have sole voting and investment power with respect to their shares of Common Stock, except to the extent applicable law gives spouses shared authority. Each person listed below disclaims beneficial ownership of his or its shares, except to the extent of any pecuniary interest therein. Shares of Common Stock that an individual or group has the right to acquire within 60 days of October 25, 2000 pursuant to the exercise of outstanding options or other rights to acquire shares of Common Stock, including warrants, are deemed to be outstanding for the purpose of computing the percentage of ownership of such person or group, but are not deemed outstanding for the purpose of calculating the percentage owned by any other person listed. Unless otherwise indicated, the address of each beneficial owner of more than five percent of the Common Stock is 6490 S. McCarran Blvd., Suite D-28, Reno, Nevada 89509.



                                                          NUMBER OF SHARES
NAME AND ADDRESS OF BENEFICIAL OWNER                     BENEFICIALLY OWNED   PERCENTAGE OF CLASS (%)
------------------------------------                     ------------------   -----------------------
Principal Stockholders:
  the property portal! Limited (1).....................       1,638,750                  6.9
  Room 2010 The Center
  99 Queen's Road Central
  Hong Kong

DIRECTORS AND EXECUTIVE OFFICERS:
Gregory L. Costley (2).................................         442,901                  1.8
Dennis P. Gauger (3)...................................         150,000                    *
John Giaimo (4)........................................       1,055,116                  4.3
David Holmes (5).......................................         183,334                    *
Greg Johnson (6).......................................       1,718,160                  6.9
Bradley N. Rotter (7)..................................         516,667                  2.2
Douglas F. Swanson (8).................................       1,608,058                  6.4
All Directors and Executive Officers as a Group
  (7 persons) (9)......................................       5,674,236                 20.0


------------------------


*   Less than 1%.

(1) the property portal! Limited acquired 1,638,750 shares of our Common Stock on May 19, 1999 in a transaction whereby we acquired 1,613,000 shares of common stock of the property portal! Limited.



(2) Shares of Common Stock beneficially owned include options to purchase 434,458 shares of Common Stock through November 30, 2003 at exercise prices ranging from $2.03 per share to $7.94 per share.



(3) Shares of Common Stock beneficially owned include warrants to purchase 50,000 shares of Common Stock through May 24, 2003 at an exercise price of $2.81 per share and options to purchase 100,000 shares of Common Stock through October 9, 2003 at an exercise price of $.625 per share.



(4) Shares of Common Stock beneficially owned include options to purchase 951,794 shares of Common Stock through May 18, 2004 at exercise prices ranging from $1.47 per share to $8.81 per share, including options to purchase 4,581 shares of Common Stock owned by Melinda Giaimo, Mr. Giaimo's spouse and an employee of the Company, and 2,470 shares owned by Mr. Giaimo's children.



(5) Shares of Common Stock beneficially owned include warrants to purchase 183,334 shares of Common Stock through November 30, 2003 at exercise prices ranging from $2.03 per share to $4.00 per share.



(6) Shares of Common Stock beneficially owned include options to purchase 1,296,598 shares of Common Stock through May 18, 2004 at exercise prices ranging from $1.47 per share to $8.81 per share.



(7) Shares of Common Stock beneficially owned include warrants to purchase 183,334 shares of Common Stock through November 30, 2003 at exercise prices ranging from $2.03 per share to $4.00 per share.



(8) Shares of Common Stock beneficially owned include options to purchase 1,537,879 shares of Common Stock through May 18, 2004 at exercise prices ranging from $1.47 per share to $8.81 per share.



(9) Shares of Common Stock beneficially owned include warrants to purchase 416,668 shares of Common Stock through November 30, 2003 at exercise prices ranging from $2.03 per share to $4.00 per share and options to purchase 4,320,729 shares of Common Stock through May 18, 2004 at exercise prices ranging from $.625 per share to $8.81 per share.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.



LOANS TO MANAGEMENT



    In May 1999 the Company loaned John Giaimo, the President, $50,000 at 12% interest per annum. The note was due July 2000. The $50,000 principal amount was repaid on February 11, 2000, and the interest was forgiven. On April 18, 2000, the Company loaned Mr. Giaimo $70,000 at 12% interest per annum due June 30, 2000. As of September 30, 2000, Mr. Giaimo had repaid $1,000 of the principal amount of this loan.



    In March 2000 the Company advanced Douglas F. Swanson, the Executive Vice President, $319,637 for the payment of tax withholding on option exercises at 12% interest per annum. As of September 30, 2000, Mr. Swanson had repaid $100,000 of the principal amount of this loan.

LOANS FROM AFFILIATES



    William Tomerlin, formerly an owner of more than 5% of the Company's outstanding common stock, loaned the Company $40,000 during September 1998, $195,000 during December 1998, and $150,000 during January 1999 all at 12% interest per annum. The entire $385,000 including accrued interest was repaid to Mr. Tomerlin during January 1999.



LOAN FROM POINT WEST VENTURES, L.P.



    Bradley N. Rotter, a Director of the Company since March 1999, is the Chairman of Point West Ventures, L.P. ("Point West"). In September 1998, Point West lent the Company $250,000. The annual interest rate for this indebtedness was 14% and amounts outstanding under the loan were collateralized by 700,000 shares of Webquest stock held by the Company. In connection with the loan, the Company granted Point West an initial warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.47 per share. The Company also agreed to grant Point West additional warrants to purchase 50,000 shares of Common Stock at an exercise price of $2.47 per share at the end of each of the Company's fiscal quarters if any principal or interest on the loan remained outstanding at the end of any such quarter.



    The Company repaid $245,000 of principal in January 1999 and the remaining $5,000 of principal in June 1999. The Company paid Point West an aggregate of $9,059 in interest under the loan and granted Point West warrants to purchase an aggregate of 250,000 shares of Common Stock at an exercise price of $2.47 per share in connection with this transaction.



WEBQUEST INTERNATIONAL TRANSACTIONS



    During fiscal 1998, the Company accepted the settlement of an outstanding receivable of $700,000 from WebQuest International, a public company related by common shareholders, by receipt of 700,000 shares of restricted common stock of WebQuest. At June 30, 1998, a writedown to the estimated fair market value of the investment, expected to be temporary in nature, was recorded in comprehensive loss for the entire amount of $700,000. The receivable was related to the license of technology to WebQuest, which had been recorded as deferred revenue until collectibility was assured.



    During fiscal 1999, the Company sold 400,000 shares of WebQuest common stock at $1.50 per share and the Company recognized a portion of the deferred revenue. The Company received an additional 100,000 shares of WebQuest common stock as consideration for the termination of certain operating agreements between WebQuest and the Company. The Company recorded other comprehensive income during fiscal 1999 of $700,000 to reverse the writedown of the investment in the WebQuest common stock.



    During fiscal 2000, the Company received an additional 400,000 shares of WebQuest common stock in payment of notes and accounts receivable due from WebQuest and as further consideration for the termination of certain operating agreements between WebQuest and the Company. At various dates during fiscal 2000, the Company sold 54,300 shares of the WebQuest common stock at an average sales price of $1.85, recognizing a gain on sale included in other income of approximately $46,000.



ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.



    (a) Exhibits:



    See Exhibit Index following the signature page of this Form 10-KSB/A.

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

INFORMATION SOLUTIONS GROUP, INC ("ISG")


    On April 3, 2000, the Company acquired Information Solutions Group, a real estate electronic forms provider. The purchase price consisted of 279,400 shares of the Company's common stock valued at approximately $4,238,000, based upon the average closing price of the stock on specified days preceding the date of acquisition, the assumption of liabilities of approximately $849,000 and other costs aggregating $346,000. The acquisition provides for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding the first anniversary of the closing date and if certain revenue targets are met, for which the Company has recorded an additional $1,000,000 at June 30, 2000. The purchase price was allocated partially to intangible assets in the amount of approximately $1,500,000, which are being amortized over 3 years. The excess of cost over the fair market value of the net assets acquired was approximately $4,705,000, which is being amortized over 5 years.


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

NOTE 8--LONG-TERM DEBT

    Long-term debt at June 30, 2000 and 1999 consisted of the following:

                                                                2000       1999
                                                              --------   --------
Notes payable to unrelated parties, with interest rates from
  5.7% to 9.5%, collateralized by personal guarantees of
  certain employees and stockholders of the Company.........  $ 91,970   $     --
Note payable to related party, with interest at 12%,
  unsecured, no specific repayment terms,...................        --     13,000
Capital lease obligations (Note 11).........................   159,575     75,338
                                                              --------   --------
Total.......................................................   251,545     88,338
Less current portion........................................   (98,324)   (38,752)
                                                              --------   --------
Long-term portion...........................................  $153,221   $ 49,586
                                                              ========   ========

    Future maturities of long-term debt at June 30, 2000 are as follows:

Year ending June 30:
2001......................................................  $ 98,324
2002......................................................    78,985
2003......................................................    45,796
2004......................................................    14,900
2005......................................................    13,540
                                                            --------
Total.....................................................  $251,545
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


    At June 30, 2000 and 1999, there were no outstanding shares of Series A, Series B or Series C convertible preferred stock. Additionally, in September 2000, the board of directors authorized a first amended Certificate of Designation to reclassify all previously designated series of preferred stock. Accordingly, the Company currently has 5,000,000 authorized shares of Class A preferred stock, par value $.001 per share, of which 5,000 shares have been designated as Class A Series 1, and 200,000 authorized shares of Class B preferred stock, par value $10.00 per share.

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 9--STOCKHOLDERS' EQUITY (CONTINUED)
DIVIDENDS

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
                                                           ========   =======

                         HOMESEEKERS.COM, INCORPORATED

                             JUNE 30, 2000 AND 1999

NOTE 10--1996 STOCK OPTION PLAN (CONTINUED)
    The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for fiscal 2000 and 1999:

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

                                   SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to the Registrant's Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       HOMESEEKERS.COM, INCORPORATED

Date: October 30, 2000                                 By:  /s/ GREGORY L. COSTLEY
                                                            -----------------------------------------
                                                            Gregory L. Costley, Chairman of the Board,
                                                            Chief Executive Officer, Secretary and
                                                            Treasurer



    Pursuant to the requirements of Securities Exchange Act of 1934, this Report to be signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                                  /s/ GREGORY L. COSTLEY
                                  ------------------------------------------------------------
Date: October 30, 2000            Gregory L. Costley, Chairman of the Board, Chief Executive
                                  Officer, Secretary and Treasurer (Principal Executive
                                  Officer)

                                  /s/ DENNIS P. GAUGER
                                  ------------------------------------------------------------
Date: October 30, 2000            Dennis P. Gauger, Chief Financial Officer (Principal
                                  Accounting
                                  Officer and Principal Financial Officer)

                                  /s/ JOHN GIAIMO
Date: October 30, 2000            ------------------------------------------------------------
                                  John Giaimo, President, Chief Operating Officer and Director

                                  *
                                  ------------------------------------------------------------
Date: October 30, 2000            Greg Johnson, Executive Vice President, Chief Technology
                                  Officer and Director

                                  *
Date: October 30, 2000            ------------------------------------------------------------
                                  David Holmes, Director

                                  *
Date: October 30, 2000            ------------------------------------------------------------
                                  Bradley N. Rotter, Director



* The undersigned by signing his name hereunto has hereby signed this Amendment No. 1 to Form 10-KSB on behalf of the above-named directors, on October 30, 2000, pursuant to a power of attorney executed on behalf of each such director and filed with the Securities and Exchange Commission.



     /s/ GREGORY L. COSTLEY
     -------------------------------------------
By:  Gregory L. Costley

                                 EXHIBIT INDEX



       EXHIBIT
       NUMBER                               EXHIBIT DESCRIPTION
---------------------                       -------------------
  3.1@                  Articles of Incorporation of the Company (incorporated by
                        reference to Exhibit 4.1 to the Company's Registration
                        Statement on Form S-3, as amended (Commission 333-32586), as originally filed with the Securities and Exchange Commission
                        (the "Commission") on March 15, 2000 (the "S-3")).

  3.2@                  Amended and Restated Bylaws of HomeSeekers.com, Incorporated
                        (incorporated by reference to Exhibit 3.1 to the Company's
                        Current Report on Form 8-K, as filed with the Commission on
                        May 23, 2000).

  4.1@                  Form of Common Stock Warrant (incorporated by reference to
                        Exhibit 2 to the property portal!, Limited's Schedule 13D
                        (Commission File No. 005-55337), as filed with the Commission on May 26, 2000).

  4.2@                  Form of Common Stock Warrant (incorporated by reference to
                        Exhibit 4.3 to the Form S-3).

 10.1@                  Exclusive Provider and Advertising Agreement, dated as of
                        September 30, 1999, between the Company and BuySellBid.com,
                        Inc. (incorporated by reference to Exhibit 10.1 to the
                        Company 10-QSB (Commission File No. 000-23835) for the
                        period ended September 30, 1999).

 10.2@                  Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 6.1 to the Company's 10-KSB (Commission
                        File No. 000-23825) for the year ended June 30, 1999 (the
                        "1999 10-KSB")).

 10.3*@                 Amendment No. 1 to HomeSeekers.com, Incorporated Amended and
                        Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company' Registration Statement on
                        Form S-8 (Commission File No. 333-44786), as filed with the
                        Commission on August 30, 2000).

 10.4*@                 Employment Agreement between us and John Giaimo dated March
                        9, 1999 (incorporated by reference to Exhibit 6.6 to the
                        1999 10-KSB).

 10.5*@                 Employment Agreement between us and Greg Johnson dated March
                        9, 1999 (incorporated by reference to Exhibit 6.7 to the
                        1999 10-KSB).

 10.6*@                 Employment Agreement between us and Doug Swanson dated March
                        9, 1999 (incorporated by reference to Exhibit 6.8 to the
                        1999 10-KSB).

 10.7*@                 Employment Agreement between us and Greg Costley dated
                        August 23, 1999 (incorporated by reference to Exhibit 6.11 to the 1999 10-KSB).

 16.1@                  Letter on Change in Certifying Accountant.

 21.1@                  Subsidiaries of Registrant.

 23.1                   Consent of Ernst & Young LLP.

 23.2                   Consent of Albright, Persing & Associates, Ltd.

 24.1@                  Powers of Attorney (contained in the signature page of this
                        Form 10-KSB).

 27.1@                  Financial Data Schedule.


------------------------


*   Management contract or compensatory arrangement.



@  Previously filed.