Form 10-Q
period 2000-09-30
HOMESEEKERS COM INC
filed 2000-11-14
CIK 938578

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

                                       OR

{ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ____________________to________________

Commission File Number: 0-23835
                        --------

                          HOMESEEKERS.COM, INCORPORATED
             (Exact name of registrant as specified in its charter)

NEVADA                                              87-0397464
--------                                          ---------------
(State or other jurisdiction of                   (IRS Employer
Incorporation or organization)                    Identification No.)


              6490 S. MCCARRAN BOULEVARD, SUITE D-28, RENO, NV    89509
              ----------------------------------------------------------
               (Address of principal executive offices)       (Zip Code)


Registrant's telephone number, including area code:   (775) 827-6886
                                                      --------------

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 23,703,938 shares of common stock, $ .001 par value, outstanding as of November 8, 2000.

                          HOMESEEKERS.COM, INCORPORATED

               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2000

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements:                                                           Page

                  Consolidated Condensed Balance Sheets as of
                  September 30, 2000 and June 30, 2000 ..........................................   3

                  Consolidated Condensed Statements of Operations
                  for the Quarters ended September 30, 2000 and 1999 ............................   4

                  Consolidated Condensed Statements of Cash Flows for
                  the Quarters ended September 30, 2000 and 1999 ................................   5

                  Notes to Consolidated Condensed Financial Statements ..........................   7

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ...........................................   9

Item 3.           Quantitative and Qualitative Disclosures about Market Risk ....................  16

PART II           OTHER INFORMATION

Item 1.           Legal Proceedings .............................................................  17

Item 2.           Changes in Securities and Use of Proceeds .....................................  17

Item 3.           Defaults Upon Senior Securities ...............................................  18

Item 4.           Submission of Matters to a Vote of Security Holders ...........................  18

Item 5.           Other Information .............................................................  18

Item 6.           Exhibits and Reports on Form 8-K ..............................................  18


SIGNATURES ......................................................................................  19

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)


                                                                             September 30,             June 30,
                                                                                2000                     2000
                                                                             -----------             -----------
                                                                              (Unaudited)
                                     ASSETS
Current assets
     Cash and cash equivalents .........................................   $       1,483             $     2,078
     Accounts receivable, net of allowance for uncollectible
         accounts of $162 and $141 .....................................           1,408                   1,023
     Accounts and notes receivable, related parties ....................             151                     159
     Prepaid expenses ..................................................             810                     897
                                                                             -----------             -----------
         Total current assets ..........................................           3,852                   4,157

Investments, net of valuation allowance of $2,462 and $3,153 ...........           2,207                   3,535
Investment in foreign affiliate ........................................           6,895                   7,517
Property and equipment, net ............................................           3,385                   4,163
Purchased intangible assets, net of accumulated amortization
     of $6,524 and $4,150 ..............................................          21,317                  20,531
Other assets ...........................................................             307                     123
                                                                             -----------             -----------
                                                                           $      37,963             $    40,026
                                                                             ===========             ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable ..................................................   $       1,905             $     1,570
     Accrued payroll and other liabilities .............................           1,559                   1,479
     Liability under purchase agreement ................................           1,500                   1,500
     Long-term obligations, current portion ............................             322                      99
     Deferred revenue ..................................................           4,554                   4,162
                                                                             -----------             -----------
         Total current liabilities .....................................           9,840                   8,810

Long-term liabilities
     Long-term obligations .............................................             261                     153
     Deferred revenue ..................................................             948                     862
                                                                             -----------             -----------
         Total long-term liabilities ...................................           1,209                   1,015

Commitments and contingencies

Stockholders' equity
     Common stock, $.001 par; 50,000,000 shares
         authorized; 23,404,735 and 21,433,210 shares issued
         and outstanding ...............................................              23                      21
     Additional paid in capital ........................................          76,798                  72,113
     Accumulated deficit ...............................................         (49,626)                (40,960)
     Note receivable from officer ......................................            (320)                   (320)
     Accumulated other comprehensive income (loss) .....................              39                    (653)
                                                                             -----------             -----------

         Total stockholders' equity ....................................          26,914                  30,201
                                                                             -----------             -----------
                                                                           $      37,963             $    40,026
                                                                             ===========             ===========


See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 and 1999
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                   2000            1999
                                              ------------    ------------
Revenues ..................................   $      4,414    $      1,443

Cost of revenues ..........................          2,925             369
                                              ------------    ------------

     Gross profit .........................          1,489           1,074

Operating expenses ........................          9,330           3,825
                                              ------------    ------------

Loss from operations ......................         (7,841)         (2,751)

Other income (expense):
     Interest expense .....................            (21)             (1)
     Interest income ......................             21            --
     Other, net ...........................           (823)            114
                                              ------------    ------------
                                                      (823)            113
                                              ------------    ------------
Net loss ..................................         (8,664)         (2,638)

Other comprehensive income ................            692            --
                                              ------------    ------------

Total comprehensive loss ..................   $     (7,972)   $     (2,638)
                                              ============    ============


Basic and diluted net loss per
     common share .........................   $       (.39)   $       (.17)
                                              ============    ============

Shares used in computing basic and
     diluted per share data ...............     22,393,483      15,136,676
                                              ============    ============

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 and 1999
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                 2000                      1999
                                                                             -----------               -----------
Cash flows from operating activities
     Net loss ............................................................   $    (8,664)       $         (2,638)
     Adjustments to reconcile net loss to net cash
       used in operating activities
         Depreciation ....................................................           399                     249
         Amortization ....................................................         2,586                      21
         Loss on sale of securities ......................................           822                       -
         Common stock and warrants issued for services ...................           312                       -
     Changes in assets and liabilities net of effects from acquisitions
         Accounts receivable .............................................          (242)                     60
         Accounts receivable, related parties ............................             8                    (123)
         Prepaid expenses ................................................            87                    (478)
         Other assets ....................................................          (154)                    (67)
         Accounts payable ................................................            (2)                   (487)
         Accrued payroll and other liabilities ...........................          (413)                    214
         Deferred revenue ................................................           478                     118
                                                                            ------------        ----------------
              Net cash used in operating activities ......................        (4,783)                 (3,131)

Cash flows from investing activities
     Purchase of property and equipment ..................................          (480)                   (164)
     Purchase of intangible assets .......................................             -                    (499)
     Business acquisitions, net of cash ..................................             -                    (173)
     Proceeds from sales of investments ..................................         1,198                       -
     Increase in other assets ............................................             -                    (166)
                                                                            ------------        ----------------
              Net cash provided by (used in) investing activities ........           718                  (1,002)

Cash flows from financing activities
     Proceeds from notes payable - related parties .......................             -                      25
     Repayments of debt ..................................................          (105)                      -
     Net proceeds from sale/exercise of common stock,
         options, and warrants ...........................................         3,575                     917
                                                                            ------------        ----------------

              Net cash provided by financing activities ..................         3,470                     942
                                                                            ------------        ----------------

Net increase (decrease) in cash ..........................................          (595)                 (3,191)

Cash and cash equivalents at beginning of period .........................         2,078                  10,617
                                                                            ------------        ----------------

Cash and cash equivalents at end of period ...............................   $     1,483        $          7,426
                                                                            ============        ================

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Continued)
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2000 and 1999
                             (Amounts in Thousands)
                                   (Unaudited)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                               2000                     1999
                                                                          -------------             -----------
     Cash paid for interest ...........................................   $          21             $         1
                                                                          =============             ===========

     Cash paid for income taxes .......................................   $           -             $         -
                                                                          =============             ===========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                                 2000                     1999
                                                                           ------------             -----------
     Common stock issued for advertising/exclusive
          provider arrangement .........................................    $         -             $     3,091
     Common stock issued for investment ................................              -                   3,000
     Net decrease in investments and increase in comprehensive loss ....            692                       -
     Common stock issued for payment of accrued liabilities ............              -                     200
     Adjustment of purchase price for contingent consideration .........            403                       -
     Equipment acquired under capital lease ............................             71                       -

     BUSINESS ACQUISITIONS
     Shares issued in business acquisitions ............................    $    (1,203)            $    (9,960)
     Cash paid .........................................................              -                    (200)
     Accounts receivable, net ..........................................            145                     343
     Prepaid expenses ..................................................             30                      30
     Property and equipment ............................................            298                     119
     Purchased intangible assets .......................................          1,925                  11,633
                                                                            ------------           ------------
     Liabilities assumed and transaction costs .........................    $     1,195             $     1,965
                                                                            ============           ============

See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

         The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB/A Amendment No. 1 for the year ended June 30, 2000, previously filed with the Securities and Exchange Commission. The results of operations for the quarter ended September 30, 2000 are not necessarily indicative of the results that will be realized for a full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - EQUITY TRANSACTIONS

         During the quarter ended September 30, 2000, the Company sold 1,388,334 shares of the Company's common stock to institutional investors at prices ranging from $2.50 to $3.00 per share, resulting in cash proceeds to the Company of approximately $3,575,000.

         During the quarter ended September 30, 2000, the Company issued a total of 83,191 shares of the Company's common stock valued at approximately $189,000 for services.

NOTE 3 - ACQUISITION

         On July 21, 2000, the Company completed the acquisition of Immediate Results Through Intuitive Systems, LLC ("IRIS"), a provider of productivity software to real estate professionals. The acquisition has been accounted for using the purchase method of accounting. The Company paid $25,000 cash and issued 500,000 shares of the Company's common stock valued at $1,203,000, based on an average of closing prices per share of the Company's common stock just prior to and after July 21, 2000. The terms of the purchase agreement provide for additional consideration of up to 2,900,000 shares of the Company's common stock on specified dates within the first year of the agreement. The value of the shares issued and issuable need not exceed $8,975,000. The aggregate purchase price to be allocated to the purchased intangibles will be adjusted as such additional shares are issued or deemed probable to be issued.

                          HOMESEEKERS.COM, INCORPORATED
         NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)



The total purchase price is as follows:
         Company's common stock ...........................   $  1,203,000
         Liabilities assumed ..............................      1,077,922
         Transaction costs ................................        116,690
                                                              --------------
                                                              $  2,397,612
                                                              ==============

Allocated as follows:

         Tangible assets acquired .........................   $    473,122
         Non-compete covenants ............................        500,000
         Purchased technology .............................      1,424,490
                                                              -------------
                                                              $  2,397,612
                                                              ==============

         The following unaudited pro forma summary presents financial information for the quarters ended September 30, 2000 and 1999 as if the acquisition occurred as of July 1, 1999. The pro forma amounts include certain adjustments, primarily to record additional amortization of purchased intangible assets and deferred revenue, and do not reflect any benefits from economies that might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it indicative of future results of operations of the combined companies. (Amounts in thousands, except per share data).


                                                                  September 30,             September 30,
                                                                      2000                       1999
Revenues .....................................................   $ 4,956                    $ 1,850
Net loss .....................................................   $(8,179)                    (3,246)
Net loss per common share - basic and diluted ................   $ (0.36)                   $ (0.21)

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for the Company for the quarter ended September 30, 2000. The adoption of FAS 133 did not have a significant effect on earnings or the financial position of the Company.

NOTE 5 - SUBSEQUENT EVENTS

         On November 7, 2000, the Company entered into an agreement with eBay Inc. to create a private labeled real estate website and pursue joint marketing opportunities. The agreement, which has a term of three years, also provides for revenue sharing between the parties and for payment of certain marketing fees to the Company.

         In connection with the execution of the agreement, the Company has agreed to issue eBay a warrant to purchase 1,200,000 shares of the Company's common stock at an exercise price of $1.50 per share. The warrant has a one-year term and the Company has agreed to register the underlying shares of common stock for resale under the Securities Act of 1933, as amended (the "Securities Act").

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         We have experienced recurring losses from operations and have an accumulated deficit of approximately $49.6 million at September 30, 2000. In addition, it is imperative that we complete a significant financing in the near future to fund our operations. In addition, we have only a limited operating history with our existing business model and we are continuing to fully integrate our recent business acquisitions. Consequently, there is no assurance that we will ever achieve or maintain profitability. If we are unable to obtain additional financing in the near future, or it is not available to us on acceptable terms, we will be unable to implement our operating plans or meet our operating obligations. Should this occur, we would likely cease operations.

RESULTS OF OPERATIONS

         BUSINESS ACQUISITIONS

         We have developed our product and service offerings in part through business acquisitions, asset purchases and strategic alliances. Many of these transactions were completed during our fiscal year ended June 30, 2000. We also completed our acquisition of IRIS in July 2000. Therefore, our operations for the first quarter of fiscal 2001 are not comparable to our operations for the first quarter of fiscal 2000 as a significant increase in revenues and expenses resulted from these acquisitions. In addition, we have experienced growth in our historic businesses, particularly Web page development and Website-related revenues (including advertising), programming and license revenues.

         REVENUES

         Our revenues increased to $4.4 million in the quarter ended September 30, 2000 from $1.4 in the quarter ended September 30, 1999. This also represents a 20% increase from revenues of $3.7 million in the quarter ended June 30, 2000. Growth in revenues during the first quarter of fiscal 2001 compared to the first quarter of fiscal 2000 resulted from significant increases in three areas: (1) programming and licensing; (2) publishing; and
(3) Web page development and Website related revenues. Programming and licensing revenues increased from $24,000 in the first quarter of fiscal 2000 to $1.7 million in the first quarter of fiscal 2001 principally due to the inclusion of results of operations attributable to our acquisitions of Terradatum and IMCO in September 1999, ISG in April 2000 and IRIS in July 2000. Publishing revenues increased from $380,000 in the first quarter of fiscal 2000 to $1.0 million in the first quarter of fiscal 2001 principally due to the inclusion of results of operations attributable to our acquisition of Home Seekers Magazines in February 2000. Our Web page development and Website related revenues increased from $882,000 in the first quarter of fiscal 2000 to $1.4 million in the first quarter of fiscal 2001 due to continued growth and success with our telemarketing, field sales and seminar programs.

         COST OF REVENUES

         Our cost of revenues increased from $369,000 in the quarter ended September 30, 1999 to $2.8 million in the quarter ended September 30, 2000, primarily because of the increases in our revenues as discussed above. Our cost of revenues as a percentage of total revenues increased from 25.6% in the first quarter of fiscal 2000 to 62.6% in the first quarter of fiscal 2001. This increased percentage is due in part to recording in cost of revenues in the first quarter of fiscal 2001 $1.3 million in amortization of certain technology purchased in business acquisitions. In addition, we have recorded significant deferred revenue in accordance with our revenue recognition policies, while generally recognizing cost of revenues in the period incurred.

         OPERATING EXPENSES

         Our operating expenses increased from $3.8 million in the quarter ended September 30, 1999 to $9.5 in the quarter ended September 30, 2000, an increase that is primarily attributable to the continued growth of the Company and because of our recently completed business acquisitions. Compensation and related costs increased from $1.8 million in the first quarter of fiscal 2000 to $4.6 million in the first quarter of fiscal 2001. Our employee headcount increased from 134 at September 30, 1999 to 343 at September 30, 2000 as additional employees were added in all facets of our business, many due to our business acquisitions. Depreciation and amortization increased from $270,000 in the first quarter of fiscal 2000 to $1.7 million in the first quarter of fiscal 2001 because of the property and equipment and intangible assets acquired in our recently completed business acquisitions. Consultants and outside services expense increased from $365,000 in the first quarter of fiscal 2000 to $871,000 in the first quarter of fiscal 2001 because of increased audit and legal fees attributable to our business growth and expansion.

         NET LOSS

         As a result of the foregoing, our net loss increased from $2.6 million in the quarter ended September 30, 1999 to $8.7 million in the quarter ended September 30, 2000. Net cash used in operating activities was $4.8 million in the quarter ended September 30, 2000, significantly lower than our net loss.

LIQUIDITY AND CAPITAL RESOURCES

         During the quarter ended September 30, 2000, we received proceeds of approximately $3.6 million through the sale of common stock and warrants to purchase common stock to institutional and other accredited investors in registered transactions or in private placements. In addition, we received approximately $1.2 million in proceeds from the sale of investments in common stock of Finet.com and BuySellBid.com. However, we will require significant additional financing in the near future. We will not be able to continue to operate our business unless such financing is obtained. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of our stockholders will be reduced, our stockholders will experience material dilution and such securities may have rights, preferences or privileges senior to those of our existing stockholders. It is also likely that we would be required to issue warrants to purchase our common stock in any such financing, which would result in additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we will be unable to meet operating obligations that would likely require that we cease operations. See "Risk

Factors and Cautionary Statement Regarding Forward-Looking Information" below.

         At September 30, 2000 our cash balance was $1.5 million compared to $2.1 million at June 30, 2000, a decrease of approximately $600,000. Also at September 30, 2000, we had an accumulated deficit of approximately $49.6 million and our current liabilities exceeded our current assets by approximately $6.0 million. However, $4.6 million of this working capital deficiency is attributable to deferred revenue. At September 30, 2000, our long-term liabilities were primarily comprised of deferred revenues, and we had no significant long-term debt.

         We have experienced negative cash flows from operations since our inception. Net cash used in operating activities was $4.8 million in the quarter ended September 30, 2000, compared to $3.1 million in the quarter ended September 30, 1999. This increase is primarily attributable to the expansion of our business and the resultant increased expenses discussed above. As discussed above, operations were funded in the quarter ended September 30, 2000 primarily from net proceeds of $3.6 million from the sale of our common stock and warrants to purchase common stock and proceeds of $1.2 million from the sale of securities.

         Net cash provided by investing activities during the quarter ended September 30, 2000 was $718,000, comprised primarily of $1.2 million proceeds from the sale of common shares of Finet.com and BuySellBid.com, net of $480,000 used to acquire property and equipment.

         Net cash provided by financing activities during the quarter ended September 30, 2000 was $3.5 million, comprised of proceeds from the sale of common stock and warrants to purchase common stock of $3.6 million, net of repayment of debt of $105,000.

RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Investors are cautioned that this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (2) the Company's plans and results of operations will be affected by its ability to manage any growth and working capital and its ability to finance future operations, none of which is assured; and (3) the Company's business is highly competitive and the success of existing or new competitors in the markets in which the Company competes could adversely affect the Company's plans and results of operations. In addition, the Company identifies the risk factors discussed below that may affect the Company's actual results and may cause actual results to differ materially from that expressed in or implied by any forward-looking statement. The factors represented below are not represented to be an exhaustive list. Additional factors are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

THE REPORT OF OUR INDEPENDENT AUDITORS ON OUR FISCAL 2000 FINANCIAL STATEMENTS EXPRESSED SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

WE CURRENTLY ARE NOT PROFITABLE AND MAY RECORD SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

         We incurred a net loss of $8.7 million for the quarter ended September 30, 2000 and a net loss of $25.0 million for the year ended June 30, 2000, and had an accumulated deficit as of September 30, 2000 of $49.6 million. We may record significantly greater net losses in the future, as we expect to incur significant expenses in the foreseeable future. These expenses will include product development expenses, sales and marketing costs, general and administrative expenses and amortization of purchased intangible assets. There can be no assurance that we will achieve sufficient additional revenues to offset anticipated operating and acquisition costs. We will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with our product development activities and our sales and marketing infrastructure development. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our business, operating results and financial condition will be materially harmed and we could be forced to cease operations.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

     Our quarterly revenues increased 78% from the quarter ended September 30, 1999 to the quarter ended December 31, 1999, 32% from the quarter ended December 31, 1999 to the quarter ended March 31, 2000, 8% from the quarter ended March 31, 2000 to the quarter ended June 30, 2000 and 20% from the quarter ended June 30, 2000 to the quarter ended September 30, 2000. We do not believe that these rates of growth are indicative of future growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

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

HOLDERS OF, AND INVESTORS IN, OUR COMMON STOCK MAY EXPERIENCE SUBSTANTIAL DILUTION BECAUSE WE COULD BE OBLIGATED TO ISSUE ADDITIONAL SHARES IN CONNECTION WITH PREVIOUSLY COMPLETED ACQUISITIONS.

         We may be required to issue additional shares of common stock to the previous owners of companies and businesses that we have acquired since September 1999. The definitive agreements relating to these acquisitions require us to issue additional shares if the trading price of our common stock remains below certain agreed upon levels for specified periods or if operating results of businesses acquired reach certain levels. At trading levels of $1.00 per share, we could be obligated to issue up to an additional 6,400,000 shares of common stock to the previous owners of these acquired businesses and companies on dates ranging from November 2000 through July 2002. This would cause holders of our common stock to experience substantial dilution. In addition, holders may experience further dilution upon exercise of outstanding options and warrants and other derivative securities we may grant in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2000, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company's investments as of September 30, 2000 consist primarily of investments in common stock of non-public companies. Therefore, such investments are not subject to significant market risks.

                            PART II OTHER INFORMATION

Item 1.  Legal Proceedings

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

Item 2.  Changes in Securities and Use of Proceeds

         On July 21, 2000, we completed the acquisition of IRIS, a provider of productivity software to real estate professionals. We issued 500,000 shares of our common stock valued at $1,203,000, along with $25,000 in cash, in the acquisition. The owners of IRIS were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

         During the quarter ended September 30, 2000, we issued 83,191 shares of our common stock valued at approximately $189,000 to vendors and employees for goods and services. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

              2.1 Purchase Agreement, dated as of July 21, 2000, by and among HomeSeekers.com and the Members of Immediate Results Through Intuitive Systems, LLC.
                           (incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2000.)

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

              4.1 Registration Rights Agreement, dated as of July 21, 2000, by and among HomeSeekers.com and the Members of Immediate Results Through Intuitive Systems, LLC. (incorporated by reference to the Company's Current Report on Form 8-K filed on August 7, 2000.)

             27.1          Financial Data Schedule

     (b) Reports on Form 8-K

              (1) The Company filed a current Report on Form 8-K on August 7,
                  2000 regarding its acquisition on July 21, 2000 of Immediate Results Through Intuitive Systems, LLC, a California limited liability company.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeSeekers.com, Incorporated
(Registrant)


/s/ Dennis P. Gauger
--------------------------
Dennis P. Gauger
Chief Financial Officer
(Principal Financial Officer
and Chief Accounting Officer)



Dated:   November 14, 2000