Form 10-Q
period 2000-12-31
HOMESEEKERS COM INC
filed 2001-02-14
CIK 938578

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 0-23835

                            ------------------------

                         HOMESEEKERS.COM, INCORPORATED
             (Exact Name of Registrant as Specified in its Charter)

                          NEVADA                                           87-0397464
             (State or Other Jurisdiction of                  (I.R.S. Employer Identification No.)
              Incorporation or Organization)

     6490 S. MCCARRAN BLVD. SUITE D-28, RENO, NEVADA                         89509
         (Address of Principal Executive Offices)                          (Zip Code)

       Registrant's telephone number, including area code: (775) 827-6886

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 30,162,345 shares of common stock, $.001 par value, outstanding as of February 7, 2001.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         HOMESEEKERS.COM, INCORPORATED
               FORM 10-Q FOR THE QUARTER ENDED DECEMBER 31, 2000

                                                                          PAGE
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of December 31,
         2000 and June 30, 2000......................................       3

         Consolidated Condensed Statements of Operations for the
         Quarters ended December 31, 2000 and 1999...................       4

         Consolidated Condensed Statements of Operations for the Six
         Months ended December 31, 2000 and 1999.....................       5

         Consolidated Condensed Statements of Cash Flows for the Six
         Months ended December 31, 2000 and 1999.....................       6

         Notes to Consolidated Condensed Financial Statements........       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      11

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................      16

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      17

Item 2.  Changes in Securities and Use of Proceeds...................      17

Item 3.  Defaults Upon Senior Securities.............................      17

Item 4.  Submission of Matters to a Vote of Security Holders.........      18

Item 5.  Other Information...........................................      18

Item 6.  Exhibits and Reports on Form 8-K............................      19

SIGNATURES...........................................................      20

                         HOMESEEKERS.COM, INCORPORATED

                     CONSOLIDATED CONDENSED BALANCE SHEETS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                              DECEMBER 31,    JUNE 30,
                                                                  2000          2000
                                                              -------------   ---------
                                                               (UNAUDITED)
                                        ASSETS
Current assets
  Cash and cash equivalents.................................    $    586      $  2,078
  Accounts receivable, net of allowance for uncollectible
    accounts of $178 and $141...............................       1,203         1,023
  Accounts and notes receivable, related parties............         143           159
  Prepaid expenses..........................................         487           897
                                                                --------      --------
    Total current assets....................................       2,419         4,157

Investments, net of valuation allowance of $2,513 and
  $3,153....................................................       1,911         3,535
Investment in foreign affiliate.............................       5,527         7,517
Property and equipment, net.................................       3,307         4,163
Purchased intangible assets, net of accumulated amortization
  of $8,454 and $4,150......................................      19,608        20,531
Other assets................................................         216           123
                                                                --------      --------
                                                                $ 32,988      $ 40,026
                                                                ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................    $  2,507      $  1,570
  Accrued payroll and other liabilities.....................       2,140         1,479
  Liability under purchase agreement........................         500         1,500
  Long-term obligations, current portion....................         464            99
  Deferred revenue..........................................       4,666         4,162
                                                                --------      --------
    Total current liabilities...............................      10,277         8,810
Long-term liabilities
  Long-term obligations.....................................         204           153
  Deferred revenue..........................................         828           862
                                                                --------      --------
    Total long-term liabilities.............................       1,032         1,015

Commitments and contingencies

Stockholders' equity
  Common stock, $.001 par; 50,000,000 shares authorized;
    26,837,492 and 21,433,210 shares issued and
    outstanding.............................................          27            21
  Additional paid in capital................................      79,018        72,113
  Accumulated deficit.......................................     (57,190)      (40,960)
  Note receivable from officer..............................        (163)         (320)
  Accumulated other comprehensive loss......................         (13)         (653)
                                                                --------      --------
    Total stockholders' equity..............................      21,679        30,201
                                                                --------      --------
                                                                $ 32,988      $ 40,026
                                                                ========      ========

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE QUARTERS ENDED DECEMBER 31, 2000 AND 1999

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $    4,883   $    2,574
Cost of revenues............................................       2,551          942
                                                              ----------   ----------
    Gross profit............................................       2,332        1,632
Operating expenses..........................................       8,952        6,555
                                                              ----------   ----------
Loss from operations........................................      (6,620)      (4,923)
Other income (expense):
    Interest expense........................................         (62)         (13)
    Interest income.........................................          16           71
    Other, net..............................................        (898)          78
                                                              ----------   ----------
                                                                    (944)         136
                                                              ----------   ----------

Net loss....................................................      (7,564)      (4,787)
Other comprehensive loss....................................         (52)        (234)
                                                              ----------   ----------
Total comprehensive loss....................................  $   (7,616)  $   (5,021)
                                                              ==========   ==========
Basic and diluted net loss per common share.................  $     (.31)  $     (.28)
                                                              ==========   ==========
Shares used in computing basic and diluted per share data...  24,472,363   16,839,837
                                                              ==========   ==========

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                 2000         1999
                                                              ----------   ----------
Revenues....................................................  $    9,297   $    4,017
Cost of revenues............................................       5,476        1,311
                                                              ----------   ----------
    Gross profit............................................       3,821        2,706
Operating expenses..........................................      18,282       10,380
                                                              ----------   ----------
Loss from operations........................................     (14,461)      (7,674)
Other income (expense):
    Interest expense........................................         (83)         (14)
    Interest income.........................................          37          185
    Other, net..............................................      (1,721)          78
                                                              ----------   ----------
                                                                  (1,767)         249
                                                              ----------   ----------
Net loss....................................................     (16,228)      (7,425)
Other comprehensive income (loss)...........................         640         (234)
                                                              ----------   ----------
Total comprehensive loss....................................  $  (15,588)  $   (7,659)
                                                              ==========   ==========
Basic and diluted net loss per common share.................  $     (.69)  $     (.46)
                                                              ==========   ==========
Shares used in computing basic and diluted per share data...  23,432,923   15,990,893
                                                              ==========   ==========

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2000       1999
                                                              --------   --------
Cash flows from operating activities
  Net loss..................................................  $(16,228)  $(7,425)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation............................................       819       309
    Amortization............................................     5,130     1,082
    Loss on sale of securities..............................       974        --
    Equity in net losses of foreign affiliate...............       746        --
    Common stock and warrants issued for services...........       650        85
  Changes in assets and liabilities net of effects from
    acquisitions
    Accounts receivable.....................................       (37)     (353)
    Accounts receivable, related parties....................        16        --
    Prepaid expenses........................................       410       150
    Other assets............................................       (63)       (7)
    Accounts payable........................................       540      (486)
    Accrued payroll and other liabilities...................       168       847
    Deferred revenue........................................       470       773
                                                              --------   -------
      Net cash used in operating activities.................    (6,405)   (5,025)

Cash flows from investing activities
  Purchase of property and equipment........................      (822)     (816)
  Purchase of intangible assets.............................      (213)   (1,126)
  Business acquisitions, net of cash........................        --      (264)
  Proceeds from sales of investments........................     1,291        --
  Repayments of notes receivable, related parties...........       157        --
                                                              --------   -------
      Net cash provided by (used in) investing activities...       413    (2,206)

Cash flows from financing activities
  Proceeds from debt........................................       255        --
  Repayments of debt........................................      (275)     (521)
  Net proceeds from sale/exercise of common stock, options,
    and warrants............................................     4,520     2,241
                                                              --------   -------
      Net cash provided by financing activities.............     4,500     1,720

Net decrease in cash........................................    (1,492)   (5,511)
Cash and cash equivalents at beginning of period............     2,078    10,617
                                                              --------   -------
Cash and cash equivalents at end of period..................  $    586   $ 5,106
                                                              ========   =======

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

              FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                2000       1999
                                                              --------   --------
Cash paid for interest......................................  $    38     $   13
                                                              =======     ======

Cash paid for income taxes..................................  $    --     $   --
                                                              =======     ======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:

                                                                2000       1999
                                                              --------   --------
Common stock issued for advertising/exclusive provider
  arrangement...............................................  $    --    $ 3,090
Common stock issued for investment..........................       --      3,000
Common stock issued for payment of accrued liabilities......    1,000        200
Adjustment of purchase price for contingent consideration...      403         --
Equipment acquired under capital lease......................       71         --

BUSINESS ACQUISITIONS:
Shares issued in business acquisitions......................  $(1,203)   $(9,960)
Cash paid...................................................       --       (200)
Accounts receivable, net....................................      145        343
Prepaid expenses............................................       30         30
Property and equipment......................................      298        119
Purchased intangible assets.................................    1,925     11,633
                                                              -------    -------
Liabilities assumed and transaction costs...................  $ 1,195    $ 1,965
                                                              =======    =======

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation, have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2000, previously filed with the Securities and Exchange Commission. The results of operations for the quarter and the six months ended December 31, 2000 are not necessarily indicative of the results that will be realized for a full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2--EQUITY TRANSACTIONS

    During the six months ended December 31, 2000, the Company sold 3,117,229 shares of the Company's common stock to institutional investors at prices ranging from $.51 to $3.00 per share, resulting in cash proceeds to the Company of approximately $4,520,000.

    During the six months ended December 31, 2000, the Company issued a total of 229,178 shares of the Company's common stock for services valued at approximately $253,000. The Company also issued warrants to purchase a total of 180,000 shares of common stock for services valued at $176,000 at exercise prices ranging from $.66 to $3.00 per share.

    During the six months ended December 31, 2000, the Company issued 551,724 shares of the Company's common stock in repayment of $1,000,000 of a liability under purchase agreement (see Note 6).

    During the six months ended December 31, 2000, the Company issued 1,006,151 shares of the Company's common stock pursuant to agreements for previously completed business acquisitions that required the issuance of additional shares of the Company's common stock in the event the market price of the Company's common stock declined. Purchase accounting adjustments for these transactions resulted in a decrease in the purchased intangibles and in stockholders' equity of approximately $403,000.

    During the six months ended December 31, 2000, the Company issued warrants to purchase a total of 2,322,135 shares of the Company's common stock at exercise prices ranging from $.75 to $3.00 per share in connection with the eBay agreement (Note 5), various financings, and for services rendered by outside members of the Company's Board of Directors.

NOTE 3--ACQUISITION

    On July 21, 2000, the Company completed the acquisition of Immediate Results Through Intuitive Systems, LLC ("IRIS"), a provider of productivity software to real estate professionals. The acquisition has been accounted for using the purchase method of accounting. The Company paid $25,000 cash and issued 500,000 shares of the Company's common stock valued at $1,203,000, based on an average of closing prices per share of the Company's common stock just prior to and after July 21, 2000. The

                         HOMESEEKERS.COM, INCORPORATED

                                  (UNAUDITED)

NOTE 3--ACQUISITION (CONTINUED)
terms of the purchase agreement provide for additional consideration of up to 2,900,000 shares of the Company's common stock on specified dates within the first year of the agreement (see Note 6). The value of the shares issued and issuable need not exceed $8,975,000. The aggregate purchase price to be allocated to the purchased intangibles will be adjusted as such additional shares are issued or deemed probable to be issued.

    The total purchase price is as follows:

Company's common stock......................................  $1,203,000
Liabilities assumed.........................................   1,077,922
Transaction costs...........................................     116,690
                                                              ----------
                                                              $2,397,612
                                                              ==========

Allocated as follows:

Tangible assets acquired....................................  $  473,122
Non-compete covenants.......................................     500,000
Purchased technology........................................   1,424,490
                                                              ----------
                                                              $2,397,612
                                                              ==========

    The following unaudited pro forma summary presents financial information for the six months ended December 31, 2000 and 1999 as if the acquisition occurred as of July 1, 1999. The pro forma amounts include certain adjustments, primarily to record additional amortization of purchased intangible assets and deferred revenue, and do not reflect any benefits from economies that might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it indicative of future results of operations of the combined companies. (Amounts in thousands, except per share data).

                                                      DECEMBER 31,   DECEMBER 31,
                                                          2000           1999
                                                      ------------   ------------
Revenues............................................    $ 10,141        $ 5,106
Net loss............................................    $(15,507)        (8,612)
Net loss per common share--basic and diluted........    $  (0.66)       $ (0.52)

NOTE 4--RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for the Company during the six months ended December 31, 2000. The adoption of FAS 133 did not have an effect on earnings or the financial position of the Company.

NOTE 5--AGREEMENT WITH EBAY INC.

    On November 7, 2000, the Company entered into an agreement with eBay Inc. to create a private-labeled real estate website and pursue joint marketing opportunities. The agreement, which has a term

                         HOMESEEKERS.COM, INCORPORATED

                                  (UNAUDITED)

NOTE 5--AGREEMENT WITH EBAY INC. (CONTINUED) of three years, also provides for revenue sharing between the parties and for payment of certain marketing fees to the Company.

    In connection with the execution of the agreement, the Company issued eBay a one-year warrant to purchase 1,200,000 shares of the Company's common stock at an exercise price of $1.50 per share.

NOTE 6--SUBSEQUENT EVENTS

    In January 2001, the Company borrowed $500,000 from a trust of which a member of the Company's Board of Directors is the trustee. The promissory note is payable on or before April 9, 2001, bears interest at a rate of 9%, and is secured by certain assets of the Company. A warrant to purchase 375,000 shares of the Company's common stock at $.44 per share was issued to the trust as additional consideration for the loan.

    During January 2001, the Company issued 400,000 additional shares of the Company's common stock to the former owners of IRIS as required by the IRIS purchase agreement.

    During January 2001, the Company issued 732,422 additional shares of the Company's common stock to a corporation pursuant to a "keepwell" provision in a settlement agreement that established a $1,500,000 liability under a purchase agreement.

    During January 2001, the Company sold 2,192,431 shares of the Company's common stock to an institutional investor resulting in cash proceeds to the Company of approximately $1 million. Warrants to purchase a total of 438,486 shares of the Company's common stock at an exercise price of $.75 per share were issued to the investor in connection with the financing.

    On January 12, 2001, the Board of Directors of the Company approved the repricing of all outstanding employee stock options to $.593 per share. Prior vesting schedules and the number of shares underlying the options remained unchanged. Under recently issued accounting rules relating to option repricings, the options will now require variable accounting treatment, with appropriate charges to compensation expense in future reporting periods as the market price of the Company's common stock fluctuates.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    We have experienced recurring losses from operations and have an accumulated deficit of approximately $57.2 million at December 31, 2000. It is imperative that we obtain significant additional financing in the near future to fund our operations. In addition, we have only a limited operating history with our existing business model and we are continuing to fully integrate our recent business acquisitions. Consequently, there is no assurance that we will ever achieve or maintain profitability. If we are unable to obtain additional financing in the near future, or it is not available to us on acceptable terms, we will be unable to implement our operating plans or meet our operating obligations. Should this occur, we would likely cease operations.

RESULTS OF OPERATIONS

    BUSINESS ACQUISITIONS

    We have developed our product and service offerings in part through business acquisitions, asset purchases and strategic alliances. Many of these transactions were completed during our fiscal year ended June 30, 2000. We also completed our acquisition of IRIS in July 2000. Therefore, the results of our operations for the six months ended December 31, 2000 are not comparable to the results of our operations for the six months ended December 31, 1999 as a significant increase in revenues and expenses resulted from these acquisitions. However, we have experienced growth in our historic businesses, particularly Web page development and Website-related revenues (including advertising), programming and license revenues.

    REVENUES

    Our revenues increased to $4.9 million in the quarter ended December 31, 2000 from $2.6 million in the quarter ended December 31, 1999, representing a 90% increase. This also represents an 11% increase from revenues of $4.4 million in the quarter ended September 30, 2000. For the six months ended December 31, 2000, our revenues increased to $9.3 million from $4.0 million in the six months ended December 31, 1999, or an increase of 131%.

    Growth in revenues during the quarter and the six months ended December 31, 2000 resulted from significant increases in three areas: (1) programming and licensing; (2) publishing; and (3) Web page development and Website related revenues. Programming and licensing revenues increased from $940,000 in the quarter ended December 31, 1999 to $2.1 million in the quarter ended
December 31, 2000, and increased from $964,000 in the six months ended
December 31, 1999 to $3.8 million in the six months ended December 31, 2000. These increases are principally due to the inclusion of the results of operations attributable to our acquisitions of Terradatum, LLC ("Terradatum") and Information Management Company, Inc. ("IMCO") in September 1999, Information Solutions Group ("ISG") in April 2000 and IRIS in July 2000. Publishing revenues increased from $307,000 in the quarter ended December 31, 1999 to $879,000 in the quarter ended December 31, 2000, and increased from $687,000 in the six months ended December 31, 1999 to $1.9 million in the six months ended
December 31, 2000. These increases resulted from our acquisition of Home Seekers Magazines in February 2000. Our Web page development and Website related revenues increased from $998,000 in the quarter ended December 31, 1999 to $1.6 million in the quarter ended December 31, 2000, and increased from $1.9 million in the six months ended December 31, 1999 to $3.0 million in the six months ended December 31, 1999 due to continued growth and success with our telemarketing, field sales and seminar programs.

    COST OF REVENUES

    Our cost of revenues increased from $942,000 in the quarter ended
December 31, 1999 to $2.6 million in the quarter ended December 31, 2000, and increased from $1.3 million in the six months ended December 31, 1999 to $5.5 million in the six months ended December 31, 2000, primarily because of the increases in our revenues as discussed above. Our cost of revenues as a percentage of total revenues increased from 33% in the six months ended December 31, 1999 to 59% in the six months ended December 31, 2000. This increased percentage is due in part to recording in cost of revenues for the six months ended December 31, 2000 $2.5 million in amortization of certain technology purchased in business acquisitions. This accounting practice commenced with the acquisitions of Terradatum and IMCO in September 1999. In addition, we have recorded significant deferred revenue in accordance with our revenue recognition policies, while generally recognizing cost of revenues in the period incurred.

    OPERATING EXPENSES

    Our operating expenses decreased from $9.3 million in the quarter ended September 30, 2000 to $9.0 million in the quarter ended December 31, 2000 as we began to realize savings from cost reduction programs implemented in December 2000. These programs, including headcount reductions, consolidation of facilities, and reductions of other costs and expenses, will continue through the remainder of fiscal 2001.

    Our operating expenses increased from $6.6 million in the quarter ended December 31, 1999 to $9.0 million in the quarter ended December 31, 2000, and increased from $10.4 million in the six months ended December 31, 1999 to $18.3 million in the six months ended December 31, 2000, increases that are primarily attributable to the continued growth of the Company and because of our recently completed business acquisitions. Compensation and related costs increased from $2.8 million in the quarter ended December 31, 1999 to $4.4 million in the quarter ended December 31, 2000, and increased from $4.6 million in the six months ended December 31, 1999 to $8.8 million in the six months ended December 31, 2000, as additional employees were added in all facets of our business, principally due to our business combinations. Depreciation and amortization increased from $752,000 in the quarter ended December 31, 1999 to $1.5 million in the quarter ended December 31, 2000, and increased from $987,000 in the six months ended December 31, 1999 to $3.1 million in the six months ended December 31, 2000 because of the property and equipment and intangible assets acquired in our recently completed business acquisitions. Consultants and outside services expense increased from $308,000 in the quarter ended December 31, 1999 to $729,000 in the quarter ended
December 31, 2000, and increased from $673,000 in the six months ended
December 31, 1999 to $1.6 million in the six months ended December 31, 2000 because of increased audit and legal fees attributable to our business growth and expansion. During the quarter and the six months ended December 31, 2000 we continued to incur start-up and installation costs of XMLS contracts in excess of cash received from these contracts. This has contributed to the negative cash flows from operations. In order to cover our operating expenses, we must complete installations and reach certain performance levels in our XMLS contracts that trigger additional contract payments to the Company, continue to increase revenues from all divisions, and continue to decrease our general corporate overhead expenses. In addition, we must generate additional cash revenues from our new business initiatives, including the eBay relationship.

    NET LOSS

    As a result of the foregoing, our net loss increased from $4.8 million in the quarter ended December 31, 1999 to $7.6 million in the quarter ended December 31, 2000, and increased from $7.4 million in the six months ended December 31, 1999 to $16.2 million in the six months ended December 31, 2000. Our net loss decreased from $8.7 million in the quarter ended September 30, 2000 to $7.6 million in the quarter ended December 31, 2000.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 2000 our cash balance was $586,000 compared to $1.5 million at September 30, 2000 and $2.1 million at June 30, 2000. Also at December 31, 2000 we had an accumulated deficit of $57.2 million and our current liabilities exceeded our current assets by approximately $7.9 million. However, $4.7 million of this working capital deficiency is attributable to deferred revenue. Our accounts payable and accrued expenses increased by a total of approximately $600,000 during the six months ended December 31, 2000. At December 31, 2000 our long-term liabilities were primarily comprised of deferred revenue, and we had no significant long-term debt.

    We have experienced negative cash flows from operations since our inception. Net cash used in operating activities was $6.4 million in the six months ended December 31, 2000 compared to $5.0 million in the six months ended December 31, 1999. However, negative cash flows from operations are decreasing as revenues increase and as we realize savings from our cost reduction programs. Net cash used in operating activities was $1.6 million in the quarter ended December 31, 2000 compared to $4.8 million in the quarter ended September 30, 2000 and $1.9 million in the quarter ended December 31, 1999. As discussed below, operations for the six months ended December 31, 2000 were funded primarily from net proceeds of $4.5 million from the sale of our common stock and warrants to purchase common stock and proceeds of $1.3 million from the sale of investment securities.

    Net cash provided by investing activities during the six months ended December 31, 2000 was $413,000, comprised primarily of $1.3 million in proceeds from the sale of common shares of Finet.com and BuySellBid.com, net of $822,000 used to acquire property and equipment and $213,000 used to acquire intangible assets.

    Net cash provided by financing activities during the six months ended December 31, 2000 was $4.5 million, primarily comprised of proceeds from the sale of our common stock and warrants to purchase shares of our common stock to institutional and other accredited investors in registered transactions or in private placements.

    In December 2000, we secured an equity line in the amount of up to $4.0 million from a private equity fund. The equity line allows the Company to draw funds based upon the needs of the Company, limited to $1.0 million every thirty days, and requires the Company to issue warrants to purchase shares of common stock of the Company. We drew $1.0 million in funding from the equity line in December 2000 and $1.0 million in January 2001.

    Until we can generate positive cash flows from operations, we will require significant additional funding in the near future in addition to draws on the equity line. We will not be able to continue to operate our business unless such financing is obtained. As additional funds are drawn from the equity line or raised through other issuances of equity or convertible securities, the percentage ownership of our stockholders will be reduced, our stockholders will experience material dilution and such securities may have rights, preferences or privileges senior to those of our existing stockholders. We will be required to issue warrants to purchase shares of our common stock in connection with each draw on the equity line and it is also likely that we would be required to issue warrants to purchase our common stock in other financings, which would result in additional dilution. Furthermore, there can be no assurance that financing other than the equity line will be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If we are not able to continue to reduce negative cash flows from operations, or if additional financing is not available when required or is not available on acceptable terms, we will be unable to meet operating obligations that would likely require that we cease operations. See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information" below.

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

    OUR COMMON STOCK MAY NOT SATISFY THE REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET.

    In January 2001, we received notice from the Nasdaq Stock Market, Inc. that we were subject to delisting by The Nasdaq SmallCap Market on April 11, 2001, unless anytime before April 11, 2001 the bid price of our common stock was at least $1.00 for a minimum of 10 consecutive trading days. At present, our desire is to maintain a listing for our common stock on The Nasdaq SmallCap Market, however, there can be no assurance that our common stock will satisfy the requirements for continued listing on The Nasdaq SmallCap Market, in which case, we may apply for listing on any other organized market on which our common stock is eligible to trade. The effects of delisting could include limited news coverage about and the limited release of the market prices of our common stock. Delisting also may have an adverse impact on investors' interest in our common stock and the market price and liquidity of our common stock, and may subject our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Delisting also may restrict us from issuing additional securities or securing additional financing.

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

    WE CURRENTLY ARE NOT PROFITABLE AND MAY RECORD SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We incurred a net loss of $16.2 million for the six months ended
December 31, 2000 and a net loss of $25.0 million for the year ended June 30, 2000, and had an accumulated deficit as of December 31, 2000 of $57.2 million. We may record significantly greater net losses in the future, as we expect to incur significant expenses in the foreseeable future. These expenses will include product development expenses, sales and marketing costs, general and administrative expenses and amortization of purchased intangible assets. There can be no assurance that we will achieve sufficient additional revenues to offset anticipated operating and acquisition costs. We will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with our product development activities and our sales and marketing infrastructure development. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our business, operating results and financial condition will be materially harmed and we could be forced to cease operations.

    OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our quarterly revenues increased 78% from the quarter ended September 30, 1999 to the quarter ended December 31, 1999, 32% from the quarter ended December 31, 1999 to the quarter ended March 31, 2000, 8% from the quarter ended March 31, 2000 to the quarter ended June 30, 2000, 20% from the quarter ended June 30, 2000 to the quarter ended September 30, 2000, and 11% from the quarter ended September 30, 2000 to the quarter ended December 31, 2000. We do not believe that these rates of growth are indicative of future growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

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

    We may be required to issue additional shares of common stock to the previous owners of companies and businesses that we have acquired since September 1999. The definitive agreements relating to these acquisitions require us to issue additional shares if the trading price of our common stock remains below certain agreed upon levels for specified periods or if operating results of businesses acquired reach certain levels. At trading levels of $.50 per share, we could be obligated to issue up to an additional 8,300,000 shares of common stock to the previous owners of these acquired businesses and companies on dates ranging from April 2001 through July 2002. This would cause holders of our common stock to experience substantial dilution. In addition, holders may experience further dilution upon exercise of outstanding options and warrants and other derivative securities we may grant in the future.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of December 31, 2000, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company's investments as of December 31, 2000 consist primarily of investments in common stock of non-public companies. Therefore, such investments are not subject to significant market risks.

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

    During the six months ended December 31, 2000, we issued 229,178 shares of our common stock valued at approximately $253,000 to vendors and employees for goods and services. The Company also issued warrants to purchase a total of 180,000 shares of common stock to individuals and companies for services valued at $176,000, at exercise prices ranging from $.66 to $3.00 per share. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    In October 2000, we issued 199,203 shares of our common stock to the prior owners of IMCO. This consideration was payable pursuant to the purchase agreement on the one-year anniversary of the acquisition of IMCO. In
November 2000, we issued 700,000 shares of our common stock to the prior owners of Terradatum as required by the purchase agreement for the acquisition of Terradatum. We also issued in November 2000, 551,724 shares of our common stock to a corporation in payment of $1,000,000 of a liability incurred pursuant to the Terradatum purchase agreement. In December 2000, we issued 106,948 shares of our common stock to the owners of Connect2Call.com as required by the purchase agreement for the acquisition of Connect2Call. These individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    The Company's common stock currently is quoted on The Nasdaq SmallCap
Market.

    On January 11, 2001, the Company received a delisting notice from The Nasdaq Stock Market, Inc. ("Nasdaq") as a result of the fact that the common stock did not maintain a minimum bid price of $1.00 per share over the previous
30 consecutive trading days as required by The Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). Therefore, in accordance with Marketplace
Rule 4310(c)(8)(B), the Company has 90 calendar days, or until April 11, 2001, to regain compliance with Rule 4310(c)(4). If at any time before April 11, 2001, the bid price of the Company's common stock is at least $1.00 per share for a minimum of 10 consecutive trading days, Nasdaq will determine if the Company complies with this Rule. However, if the Company is unable to demonstrate compliance with the Rule on or before April 11, 2001, Nasdaq will provide the Company with written notification pursuant to Marketplace Rule 4815(a) that Nasdaq has determined to delist the Company's common stock. At that time, the Company may appeal Nasdaq's decision to delist its common stock. At present, the Company's desire is to maintain a listing for its common stock on The Nasdaq SmallCap Market, however, there can be no assurance that its common stock will satisfy the requirements for continued listing on The Nasdaq SmallCap Market, in which case, the Company may apply for listing on any other organized market on which its common stock is eligible for trading.

    Delisting may have an adverse impact on the market price and liquidity of the Company's common stock, and may subject its common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

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

 4.1 Form of Common Stock Warrant (Exhibit D to the Equity Line of Credit Agreement (as defined below)) (incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 19, 2000
      (the "December 8-K")).

10.1 Settlement Agreement, dated as of November 21, 2000, by and among, Terradatum, LLC, Steven Hightower, Peter Krause and
      William D. Biggs, providing for the settlement of additional amounts owed by the Company in connection with its acquisition of Terradatum in September 1999.

10.2 Settlement Agreement, dated as of November 28, 2000, by and among the Company, Alpenglow, Inc., Mark Stephens and Greg
      Hubly, providing for the settlement of additional amounts owed by the Company in connection with its acquisition of Terradatum in September 1999.

10.3  Equity Line of Credit Agreement (the "Equity Line of Credit
      Agreement"), dated as of December 4, 2000, between the Company and Alpha Venture Capital, Inc. ("AVC")
      (incorporated by reference to Exhibit 1.1 to the December
      8-K).

10.4  Letter Agreement, dated as of December 15, 2000, between the
      Company and AVC, amending the Equity Line of Credit
      Agreement (incorporated by reference to Exhibit 1.2 to the December 8-K.)

99.1  Escrow Agreement, dated as of December 4, 2000, between the
      Company and AVC (Exhibit E to the Equity Line of Credit
      Agreement) (incorporated by reference to Exhibit 1.1 to the December 8-K).

    (b) Reports on Form 8-K

       (1) The Company filed a Current Report on Form 8-K/A on October 6, 2000 amending its August 7, 2000 report regarding its acquisition of Immediate Results Through Intuitive Solution, LLC ("IRIS") to include IRIS's financial statements for the year ended December 31, 1999 (audited) and the period ended June 30, 2000 (unaudited), and the Company's unaudited pro forma combined condensed financial statements.

       (2) The Company filed a Current Report on Form 8-K on October 6, 2000 regarding its restatement of certain unaudited quarterly financial results.

       (3) The Company filed a Current Report on Form 8-K on December 19, 2000 that included the Equity Line of Credit Agreement, dated as of December 4, 2000, between the Company and AVC and documents related thereto.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: February 14, 2001                              HomeSeekers.com, Incorporated
                                                      (Registrant)

                                                      /s/ DENNIS P. GAUGER
                                                      ------------------------------------------------
                                                      Dennis P. Gauger
                                                      Chief Financial Officer
                                                      (Principal Financial Officer
                                                      and Chief Accounting Officer)