Form 10-Q
period 2001-03-31
HOMESEEKERS COM INC
filed 2001-05-15
CIK 938578

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 44,696,731 shares of common stock, $.001 par value, outstanding as of May 8, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         HOMESEEKERS.COM, INCORPORATED
                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2001

                                                                          PAGE
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Condensed Balance Sheets as of March 31, 2001
         and June 30, 2000...........................................       3

         Consolidated Condensed Statements of Operations for the
         Quarters ended March 31, 2001 and 2000......................       4

         Consolidated Condensed Statements of Operations for the Nine
         Months ended March 31, 2001 and 2000........................       5

         Consolidated Condensed Statements of Cash Flows for the Nine
         Months ended March 31, 2001 and 2000........................       6

         Notes to Consolidated Condensed Financial Statements........       8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................      12

Item 3.  Quantitative and Qualitative Disclosures about Market
         Risk........................................................      18

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................      19

Item 2.  Changes in Securities and Use of Proceeds...................      19

Item 3.  Defaults Upon Senior Securities.............................      19

Item 4.  Submission of Matters to a Vote of Security Holders.........      20

Item 5.  Other Information...........................................      20

Item 6.  Exhibits and Reports on Form 8-K............................      21

SIGNATURES...........................................................      22

                         HOMESEEKERS.COM, INCORPORATED

                     CONSOLIDATED CONDENSED BALANCE SHEETS

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                               MARCH 31,    JUNE 30,
                                                                 2001         2000
                                                              -----------   ---------
                                                              (UNAUDITED)
                                       ASSETS
Current assets
  Cash and cash equivalents.................................   $    262     $  2,078
  Accounts receivable, net of allowance for uncollectible
    accounts of $416 and $141...............................      1,265        1,023
  Accounts and notes receivable, related parties............        154          159
  Prepaid expenses..........................................        643          897
                                                               --------     --------
    Total current assets....................................      2,324        4,157

Investments, net of valuation allowance of $3,405 and
  $3,153....................................................      1,018        3,535
Investment in foreign affiliate.............................      1,000        7,517
Property and equipment, net.................................      3,045        4,163
Purchased intangible assets, net of accumulated amortization
  of $9,315 and $4,150......................................     15,633       20,531
Other assets................................................        236          123
                                                               --------     --------
                                                               $ 23,256     $ 40,026
                                                               ========     ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable..........................................   $  2,702     $  1,570
  Accrued payroll and other liabilities.....................      1,791        1,479
  Liability under purchase agreement........................        500        1,500
  Long-term obligations, current portion....................      1,064           99
  Deferred revenue..........................................      3,896        4,162
                                                               --------     --------
    Total current liabilities...............................      9,953        8,810
Long-term liabilities
  Long-term obligations.....................................        172          153
  Deferred revenue..........................................      1,726          862
                                                               --------     --------
    Total long-term liabilities.............................      1,898        1,015

Commitments and contingencies

Stockholders' equity
  Common stock, $.001 par value; 50,000,000 shares
    authorized; 44,538,681 and 21,433,210 shares issued and
    outstanding.............................................         45           21
  Additional paid in capital................................     83,510       72,113
  Accumulated deficit.......................................    (71,936)     (40,960)
  Note receivable from officer..............................       (170)        (320)
  Accumulated other comprehensive loss......................        (44)        (653)
                                                               --------     --------
    Total stockholders' equity..............................     11,405       30,201
                                                               --------     --------
                                                               $ 23,256     $ 40,026
                                                               ========     ========

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 AND 2000

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                 2001         2000
                                                              ----------   ----------
Revenues....................................................  $    4,412   $    3,396
Cost of revenues............................................       2,471        1,189
                                                              ----------   ----------
    Gross profit............................................       1,941        2,207
Operating expenses..........................................       9,018        7,993
Write down of assets........................................       7,853           --
                                                              ----------   ----------
Loss from operations........................................     (14,930)      (5,786)
Other income (expense):
    Interest expense........................................        (184)          (8)
    Interest income.........................................          34           53
    Other, net..............................................         334           57
                                                              ----------   ----------
                                                                     184          102
                                                              ----------   ----------

Net loss....................................................     (14,746)      (5,684)
Other comprehensive income (loss)...........................         (31)          83
                                                              ----------   ----------
Total comprehensive loss....................................  $  (14,777)  $   (5,601)
                                                              ==========   ==========
Basic and diluted net loss per common share.................  $     (.45)  $     (.32)
                                                              ==========   ==========
Shares used in computing basic and diluted per share data...  32,829,101   17,665,329
                                                              ==========   ==========

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000

            (AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                  (UNAUDITED)

                                                                 2001         2000
                                                              ----------   ----------
Revenues....................................................  $   13,708   $    7,413
Cost of revenues............................................       7,948        2,500
                                                              ----------   ----------
    Gross profit............................................       5,760        4,913
Operating expenses..........................................      27,298       18,373
Write down of assets........................................       7,853           --
                                                              ----------   ----------
Loss from operations........................................     (29,391)     (13,460)
Other income (expense):
    Interest expense........................................        (267)         (22)
    Interest income.........................................          70          238
    Other, net..............................................      (1,386)         135
                                                              ----------   ----------
                                                                  (1,583)         351
                                                              ----------   ----------
Net loss....................................................     (30,974)     (13,109)
Other comprehensive income (loss)...........................         609         (151)
                                                              ----------   ----------
Total comprehensive loss....................................  $  (30,365)  $  (13,260)
                                                              ==========   ==========
Basic and diluted net loss per common share.................  $    (1.17)  $     (.79)
                                                              ==========   ==========
Shares used in computing basic and diluted per share data...  26,519,259   16,544,979
                                                              ==========   ==========

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

                                                                2001       2000
                                                              --------   --------
Cash flows from operating activities
  Net loss..................................................  $(30,974)  $(13,109)
  Adjustments to reconcile net loss to net cash used in
    operating activities
    Depreciation............................................     1,187        532
    Amortization............................................     8,132      2,391
    Write down of assets....................................     7,853         --
    Loss (gain) on sale of securities.......................       974        (46)
    Loss (gain) on sale of assets...........................        50         (8)
    Equity in net losses of foreign affiliate...............       364         --
    Common stock and warrants issued for services...........     1,415        261
  Changes in assets and liabilities net of effects from
    acquisitions
    Accounts receivable.....................................       (99)       (10)
    Accounts receivable, related parties....................        (2)        --
    Prepaid expenses........................................       254       (323)
    Other assets............................................       (83)       (12)
    Accounts payable........................................       735       (476)
    Accrued payroll and other liabilities...................      (181)     1,426
    Deferred revenue........................................       598      1,419
                                                              --------   --------
      Net cash used in operating activities.................    (9,777)    (7,931)

Cash flows from investing activities
  Purchase of property and equipment........................      (928)    (1,395)
  Purchase of intangible assets.............................      (213)    (1,339)
  Business acquisitions, net of cash........................        --     (1,205)
  Proceeds from sales of assets.............................       225         12
  Proceeds from sales of investments........................     1,291        101
  Proceeds from settlement agreement........................        --        287
  Repayments of notes receivable, related parties...........       157         --
  Other.....................................................        --        (30)
                                                              --------   --------
      Net cash provided by (used in) investing activities...       532     (3,569)

Cash flows from financing activities
  Proceeds from debt........................................     1,042         --
  Repayments of debt........................................      (494)      (427)
  Net proceeds from sale/exercise of common stock, options,
    and warrants............................................     6,881      7,637
                                                              --------   --------
      Net cash provided by financing activities.............     7,429      7,210

Net decrease in cash........................................    (1,816)    (4,290)
Cash and cash equivalents at beginning of period............     2,078     10,617
                                                              --------   --------
Cash and cash equivalents at end of period..................  $    262   $  6,327
                                                              ========   ========

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

               FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                             (AMOUNTS IN THOUSANDS)
                                  (UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                2001       2000
                                                              --------   --------
Cash paid for interest......................................  $     8     $   22
                                                              =======     ======

Cash paid for income taxes..................................  $    --     $   --
                                                              =======     ======

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
AND FINANCING ACTIVITIES:
                                                                 2001       2000
                                                              -------     ------
Common stock issued for advertising/exclusive provider
arrangement.................................................  $    --     $5,091
Common stock issued for investment..........................       --      3,000
Common stock issued for payment of accrued liabilities......    1,000        200
Common stock issued for purchase of intangibles.............       --        678
Adjustment of purchase price for contingent consideration...      403         --
Equipment acquired under capital lease......................       71         --

BUSINESS ACQUISITIONS:
Common stock issued in business acquisitions................  $(2,587)    $(9,960)
Cash paid...................................................       --       (200)
Accounts receivable, net....................................      145        343
Prepaid expenses............................................       30         30
Property and equipment......................................      298        119
Purchased intangible assets.................................    3,309     11,633
                                                              -------     ------
Liabilities assumed and transaction costs...................  $ 1,195     $1,965
                                                              =======     ======

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 1--BASIS OF PRESENTATION

    The Company's financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. These financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Form 10-KSB/A (Amendment No. 1) for the year ended June 30, 2000, previously filed with the Securities and Exchange Commission. The results of operations for the quarter and the nine months ended March 31, 2001 are not necessarily indicative of the results that will be realized for the fiscal year ending June 30, 2001. Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2--EQUITY TRANSACTIONS

    During the nine months ended March 31, 2001, the Company sold 12,337,046 shares of the Company's common stock to institutional investors at prices ranging from $.14 to $3.00 per share, resulting in net cash proceeds to the Company of approximately $6,881,000.

    During the nine months ended March 31, 2001, the Company issued a total of 2,877,960 shares of the Company's common stock for services valued at approximately $793,000. The 2,648,782 shares issued during the quarter ended March 31, 2001 were for severance and employee terminations expense of $540,000. The Company also issued warrants to purchase a total of 842,106 shares of common stock for services valued at $622,000 at exercise prices ranging from $.19 to $3.00 per share. Warrants to purchase 200,000 shares were issued in connection with a severance agreement and valued at $85,000. Warrants to purchase 375,000 shares were issued in connection with a loan from a director (Note 9) and valued at $125,000.

    During the nine months ended March 31, 2001, the Company issued 1,284,146 shares of the Company's common stock in repayment of $1,000,000 of a liability under purchase agreement.

    During the nine months ended March 31, 2001, the Company issued 6,106,151 shares of the Company's common stock pursuant to agreements for previously completed business acquisitions that required the issuance of additional shares of the Company's common stock in the event the market price of the Company's common stock declined.

    During the nine months ended March 31, 2001, the Company issued warrants to purchase a total of 4,358,992 shares of the Company's common stock at exercise prices ranging from $.19 to $3.00 per share in connection with the eBay agreement (Note 5), various financings, and for services rendered by members of the Company's Board of Directors.

    On January 12, 2001, the Company's Board of Directors approved the repricing of all outstanding employee stock options to $.593 per share. Prior vesting schedules and the number of shares underlying the options remained unchanged. Under recently issued accounting rules relating to option repricings, the options will now require variable accounting treatment, with appropriate charges to compensation

                         HOMESEEKERS.COM, INCORPORATED

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 2--EQUITY TRANSACTIONS (CONTINUED)
expense in future reporting periods as the market price of the Company's common stock fluctuates. The market price of the Company's common stock on March 31, 2001 was less than $.593 per share.

NOTE 3--ACQUISITION

    On July 21, 2000, the Company completed the acquisition of Immediate Results Through Intuitive Systems, LLC ("IRIS"), a provider of productivity software to real estate professionals. The acquisition has been accounted for using the purchase method of accounting. The Company paid $25,000 cash and issued a total of 3,400,000 shares of the Company's common stock valued at $2,587,480, based on an average of closing prices per share of the Company's common stock just prior to and after the dates the shares were issued.

    The total purchase price is as follows:

Company's common stock......................................  $2,587,480
Liabilities assumed.........................................   1,077,922
Transaction costs...........................................     116,690
                                                              ----------
                                                              $3,782,092
                                                              ==========

Allocated as follows:

Tangible assets acquired....................................  $  473,122
Non-compete covenants.......................................     500,000
Purchased technology........................................   2,808,970
                                                              ----------
                                                              $3,782,092
                                                              ==========

    The following unaudited pro forma summary presents financial information for the nine months ended March 31, 2001 and 2000 as if the acquisition occurred as of July 1, 1999. The pro forma amounts include certain adjustments, primarily to record additional amortization of purchased intangible assets and deferred revenue, and do not reflect any benefits from economies that might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it indicative of future results of operations of the combined companies. (Amounts in thousands, except per share data).

                                                          MARCH 31,   MARCH 31,
                                                            2001        2000
                                                          ---------   ---------
Revenues................................................  $ 14,855     $ 8,855
Net loss................................................  $(29,773)    (14,535)
Net loss per common share--basic and diluted............  $  (1.02)    $  (.75)

NOTE 4--RECENTLY ISSUED ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement No. 133 ("FAS 133"), Accounting for Derivative Instruments and Hedging Activities, as amended, which became effective for

                         HOMESEEKERS.COM, INCORPORATED

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 4--RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED) the Company during the nine months ended March 31, 2001. The adoption of FAS 133 did not have an effect on earnings or the financial position of the Company for the nine months ended March 31, 2001.

NOTE 5--AGREEMENT WITH EBAY INC.

    On November 7, 2000, the Company entered into an agreement with eBay Inc. to create a private-label real estate website and pursue joint marketing opportunities. The agreement, which has a term of three years, also provides for revenue sharing between the parties and for payment of certain marketing fees to the Company.

    In connection with the execution of the agreement, the Company issued eBay a one-year warrant to purchase 1,200,000 shares of the Company's common stock at an exercise price of $1.50 per share.

NOTE 6--WRITE DOWN OF ASSETS

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

    During the quarter ended March 31, 2001, the Company wrote down $7,853,000 of impaired long-lived assets. The write down included $3,905,000 of investment in foreign affiliate, $2,480,000 of intangible assets of the Company's publication operations (see Note 7), $862,000 of investments, and $606,000 of other intangible assets. After careful assessment of various factors relating to these assets, including the Company's decision to discontinue its publishing operations and continued negative stock market conditions for emerging technology companies, management determined it was appropriate to write down the value of these assets. Accordingly, such assets were written down to estimated fair value based on estimated future undiscounted net cash flows in accordance with SFAS No. 121.

NOTE 7--SALE OF PUBLICATION ASSETS

    The Company, as part of a strategy to focus on its providing technology-based tools, products and services to the real estate industry, is in the process of selling the assets of its publishing operations. In
February 2001, the Company sold its Eugene, Oregon publication for $225,000 cash and in May 2001, the Company sold three other publications located in the Pacific Northwest. The Company is currently in discussions to sell its remaining publications.

NOTE 8--LOAN FROM DIRECTOR

    In January 2001, the Company borrowed $500,000 from a member of the Company's Board of Directors. The promissory note was payable on or before April 9, 2001, bears interest at 9%, and is secured by certain assets of the Company. A warrant to purchase 375,000 shares of the Company's

                         HOMESEEKERS.COM, INCORPORATED

                                 MARCH 31, 2001

                                  (UNAUDITED)

NOTE 8--LOAN FROM DIRECTOR (CONTINUED)
common stock with an exercise price of $.19 per share was issued to the Director as additional consideration for the loan. The Company is currently in default on the loan.

NOTE 9--SUBSEQUENT EVENTS

    On May 1, 2001, the Company announced a strategic and technology relationship with The Realty Alliance, an alliance of independent residential real estate companies in the United States. Under the agreement, the Company will become the preferred provider of technology solutions to The Realty Alliance members and their agents, and The Realty Alliance and the Company will jointly market and distribute products and services to that group. The Company will also develop, host and maintain The Realty Alliance national real estate web portal.

    The agreement requires the Company to issue one million shares of its common stock to The Realty Alliance and to issue up to fifteen million warrants exercisable over a five-year period at a price of $.50 per share. These warrants can be exercised on the basis of one warrant for every ten dollars of the Company's products and services purchased by a member of The Realty Alliance. In addition, two members selected by The Realty Alliance will be added to the Company's Board of Directors.

    The agreement is subject to the ratification by shareholders of The Realty Alliance and the Company. Approval of the agreement by the shareholders of The Realty Alliance occurred on April 29, 2001. The agreement will be presented for approval to the shareholders of the Company at its annual meeting of shareholders, currently scheduled to be held in June 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    OVERVIEW

    Unless we indicate otherwise in this report, references to "the Company", "HomeSeekers.com", "we" and "our" mean HomeSeekers.com, Incorporated and its consolidated subsidiaries. We have experienced recurring losses from operations and have an accumulated deficit of approximately $71.9 million at March 31, 2001. It is imperative that we obtain significant additional financing in the near future to fund our operations. In addition, we have only a limited operating history with our existing business model and we are continuing to fully integrate operations of our recent business acquisitions. Consequently, there is no assurance that we will ever achieve or maintain profitability. If we are unable to obtain additional financing in the near future, or it is not available to us on acceptable terms, we will be unable to implement our operating plans or meet our operating obligations. Should this occur, we would likely cease operations.

RESULTS OF OPERATIONS

BUSINESS ACQUISITIONS

    We have developed our product and service offerings in part through business acquisitions, asset purchases and strategic alliances. Many of these transactions were completed during our fiscal year ended June 30, 2000. We also completed our acquisition of IRIS in July 2000. Therefore, the results of our operations for the first nine months of fiscal 2001 may not be comparable to the results of our operations for the first nine months of fiscal 2000 as a significant increase in revenues and expenses resulted from these acquisitions.

REVENUES

    Our revenues increased to $4.4 million in the quarter ended March 31, 2001 from $3.4 million in the quarter ended March 31, 2000, representing a 30% increase. This also represents a 10% decrease from revenues of $4.9 million in the quarter ended December 31, 2000. For the nine months ended March 31, 2001 our revenues increased to $13.7 million from $7.4 million in the nine months ended March 31, 2000, or an increase of 85%.

    Growth in revenues during the first nine months of fiscal 2001 resulted from significant increases in three areas: (1) programming and licensing; (2) Web page development and Website related revenues and (3) publishing. Programming and licensing revenues increased from $1.8 million in the nine months ended March 31, 2000 to $5.9 million in the nine months ended March 31, 2001, principally due to the inclusion of the results of operations attributable to our acquisitions of Terradatum and IMCO in September 1999, ISG in April 2000 and IRIS in July 2000. Our Web page development and Website related revenues increased from $3.2 million in the nine months ended March 31, 2000 to $4.4 million in the nine months ended March 31, 2001, due to continued growth and success with our telemarketing, field sales and seminar programs. Publishing revenues increased from $1.4 million in the nine months ended March 31, 2000 to $2.5 million in the nine months ended March 31, 2001, resulting from our acquisition of Home Seekers Magazines in February 2000. The increase in publishing revenues will not continue as we have determined to discontinue our publishing operations, as further discussed below.

    Growth in revenues during the third quarter of fiscal 2001 compared to the third quarter of fiscal 2000 was attributed principally to growth in Web page development and Website related revenues of $1.2 million.

    Revenues decreased from $4.9 million during the quarter ended December 31, 2000 to $4.4 million during the quarter ended March 31, 2001, primarily due to two factors: (1) a decrease in publishing revenues of $244,000 and (2) a decrease in computer hardware sales at ISG of approximately $230,000. The decrease in publishing revenues is due to the sale of one of the Company's publications in February 2001 and decreases in revenues from other publications that were being marketed for sale. The sale of computer hardware systems at ISG was discontinued during the quarter ended March 31, 2001. The sale of the Company's publishing operations and discontinuing hardware systems sales at ISG are part of a strategy to focus on the Company's providing higher margin technology-based tools, products and services to the real estate industry. Other sources of revenues did not increase significantly during the quarter ended March 31, 2001 compared to the prior quarter ended December 31, 2000 which the Company believes is attributable to general negative economic conditions. In addition, the Company believes revenues were negatively impacted because management's time and resources have been dedicated to continued head count reductions and consolidation of operations.

    COST OF REVENUES

    Our cost of revenues increased from $1.2 million in the quarter ended
March 31, 2000 to $2.5 million in the quarter ended March 31, 2001, and increased from $2.5 million in the nine months ended March 31, 2000 to $7.9 million in the nine months ended March 31, 2001, primarily because of the increase in our revenues as discussed above. Our cost of revenues as a percentage of total revenues increased from 34% in the nine months ended
March 31, 2000 to 58% in the nine months ended March 31, 2001. This increased percentage is due in part to recording in cost of revenues for the nine months ended March 31, 2001 $3.8 million in amortization of certain technology purchased in business acquisitions. This accounting practice commenced with the acquisitions of Terradatum and IMCO in September 1999. In addition, we have recorded significant deferred revenue in accordance with our revenue recognition policies, while generally recognizing cost of revenues in the period incurred.

OPERATING EXPENSES

    Our operating expenses were $9.0 million for the quarter ended March 31, 2001, the same as in the quarter ended December 31, 2000 and a decrease from $9.3 million in the quarter ended September 30, 2000. Expense reductions during the quarter ended March 31, 2001 were not realized due to the expenses required in the quarter in the form of severance and other final payments to terminated employees and other costs of consolidating operations. This has also resulted in an increase in accounts payable and accrued expenses.

    Our operating expenses increased from $8.0 million in the quarter ended March 31, 2000 to $9.0 million in the quarter ended March 31, 2001, and increased from $18.4 million in the nine months ended March 31, 2000 to $27.3 in the nine months ended March 31, 2001. These increases are primarily attributable to our recently completed business acquisitions. Compensation and related costs increased from $2.7 million in the quarter ended March 31, 2000 to $4.7 million in the quarter ended March 31, 2001, and increased from $7.6 million in the nine months ended March 31, 2000 to $13.5 million in the nine months ended March 31, 2001 as additional employees were added in all facets of our business, principally due to our business combinations. Notwithstanding significant headcount reductions during the quarter ended March 31, 2001, compensation and related costs increased from $4.4 million in the quarter ended December 31, 2000 to $4.7 million in the quarter ended March 31, 2001 because of severance and accrued compensated absences paid to terminated employees. Depreciation and amortization increased from $1.2 million in the quarter ended March 31, 2000 to $1.9 million in the quarter ended March 31, 2001, and increased from $1.5 million in the nine months ended March 31, 2000 to $4.9 million in the nine months ended March 30, 2001 because of the property and equipment and intangible assets acquired in our recently completed business acquisitions. Consultants and outside services increased from $1.4 million in the nine months ended March 31, 2000 to $2.0 million in the nine months ended March 31, 2001 because of audit and legal fees attributable to our business growth and expansion. These expenses decreased from $648,000 in the quarter ended March 31, 2000 to $409,000 in the quarter ended March 31, 2001. During the quarter and the nine months ended March 31, 2001, we continued to incur start-up and installation costs of XMLS contracts in excess of cash received from these contracts. This has contributed to negative cash flows from operations. In order to cover our operating expenses, we must complete installations and reach certain performance levels in our XMLS contracts that trigger additional contract payments to the Company, continue to increase revenues from all divisions, continue to decrease our general corporate overhead, reduce our accounts payable and accrued expenses, and realize cost savings from headcount reductions and consolidation of facilities. In addition, we must generate additional operating cash from our new business initiatives, including the eBay and The Realty Alliance relationships.

WRITE DOWN OF ASSETS

    During the quarter ended March 31, 2001, the Company wrote down
$7.9 million of impaired long-lived assets. The write down included
$3.9 million of investment in foreign affiliate, $2.5 million of intangible assets of the Company's publication operations, $900,000 of investments, and $600,000 of other intangible assets. After careful assessment of various factors relating to these assets, including the Company's decision to discontinue its publishing operations and continued negative stock market conditions for emerging technology companies, management determined it was appropriate to write down the value of these assets. Accordingly, such assets were written down to estimated fair value based on estimated future undiscounted net cash flows in accordance with SFAS No. 121.

    The Company has recently restructured its existing agreement with the property portal! Limited ("pp.com"). As a result of negative general market conditions in Asia, pp.com has elected to merge with iShowFlat in a stock-for-stock exchange pursuant to which the Company will own 11% of the merged company and will terminate pp.com's exclusive agreement for the development and marketing of the Company's technology in Asia. ishowFlat paid the Company $200,000 cash in May 2001 for non-exclusive agency rights to the Company's technology rights in Asia. Additionally, iShowFlat has agreed to issue to the Company a promissory note in the amount of $800,000, representing a one-time fee, in lieu of amounts due the Company under the original agreement. The Company has written its investment in foreign affiliate down to the aggregate $1,000,000 cash proceeds received or expected to be received.

NET LOSS

    As a result of the foregoing, our net loss increased from $5.7 million in the quarter ended March 31, 2000 to $14.7 million in the quarter ended
March 31, 2001, and increased from $13.1 million in the nine months ended March 31, 2000 to $31.0 in the nine months ended March 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

    At March 31, 2001 our cash balance was $262,000 compared to $586,000 at December 31, 2000 and $2.1 million at June 30, 2000. Also, at March 31, 2001 we had an accumulated deficit of $71.9 million and our current liabilities exceeded our current assets by approximately $7.6 million. However, $3.9 million of this working capital deficiency is attributable to deferred revenue. Our accounts payable and accrued expenses increased by a total of approximately $1.4 million during the nine months ended March 31, 2001. Our current debt obligations increased approximately $1.0 million during this same nine-month period primarily because of our borrowing a total of $750,000 in short-term funds from a director and former director. These obligations are currently past due. At March 31, 2001, our long-term liabilities were primarily comprised of deferred revenue, and we had no significant long-term debt.

    We have experienced negative cash flows from operations since our inception. Net cash used in operating activities was $9.8 million in the nine months ended March 31, 2001 compared to $7.9 million in the nine months ended March 31, 2000. Net cash used in operating activities was $3.3 million in the quarter ended March 31, 2001 compared to $1.6 million in the prior quarter ended December 31, 2000 and $2.9 million for the quarter ended March 31, 2000. As discussed below, operations for the nine months ended March 31, 2001 were funded primarily from net proceeds of $6.9 million from the sale of our common stock and warrants to purchase common stock, $1.0 million proceeds from debt (substantially all short-term), and $1.3 million from the sale of investment securities.

    Net cash provided by investing activities during the nine months ended
March 31, 2001 was $532,000, comprised primarily of $1.3 million in proceeds from the sale of common shares of Finet.com and BuySellBid.com and proceeds from the sale of a publication of $225,000, net of $928,000 used to acquire property and equipment and $213,000 used to acquire intangible assets.

    Net cash provided by financing activities during the nine months ended
March 31, 2001 was $7.4 million, consisting of $6.9 million proceeds from the sale of our common stock and warrants to purchase shares of our common stock to institutional and other accredited investors in registered transactions or in private placements and $1.0 million proceeds from debt. The debt included short-term borrowings of $500,000 from a director and $250,000 from a former director, which obligations are currently past due.

    In December 2000, we secured an equity line in the amount of up to $4.0 million from a private equity fund. The equity line allowed the Company to draw funds based upon the needs of the Company, limited to $1.0 million every thirty days, and required the Company to issue warrants to purchase shares of common stock of the Company. We drew $1.0 million in funding from the equity line in December 2000, $1.0 million in January 2001, $1.0 million in February 2001 and $500,000 in March 2001. The equity line agreement has been terminated. A total of 2.2 million warrants were issued and are currently outstanding, with an exercise price of $.75 per share and expiring on various dates from December 2003 through March 2004.

    Until we can generate positive cash flows from operations, we will require significant additional funding in the near future, and we will not be able to continue to operate our business unless such financing is obtained. We have entered into an agreement with a consulting firm to assist us in raising up to $5.0 million in additional capital, the form and terms of which are to be determined. The first $500,000 of this funding was received on May 10, 2001 through the sale of common stock. There can be no assurance that we will be successful in raising the additional capital contemplated by this agreement. As additional funds are raised through issuances of equity or convertible securities, the percentage ownership of our stockholders will be reduced, our stockholders will experience material dilution and such securities may have rights, preferences or privileges senior to those of our existing stockholders. We may also be required to issue warrants to purchase our common stock in these financings, which would result in additional dilution. Furthermore, there can be no assurance that financing will be available when needed, or that, if available, such financing will include terms favorable to our stockholders or us. If we are not able to reduce negative cash flows from operations, reduce our accounts payable and short-term obligations, or if additional financing is not available when required or is not available on acceptable terms, we will be unable to meet operating obligations that would likely require that we cease operations. See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information" below.

RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

    Investors are cautioned that this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including the following: (1) our plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (2) our plans and results of operations will be affected by its ability to manage any growth and working capital and its ability to finance future operations, none of which is assured; and (3) our business is highly competitive and the success of existing or new competitors in the markets in which we compete could adversely affect our plans and results of operations. In addition, we have specifically identified the risk factors discussed below that may affect our actual results and may cause actual results to differ materially from that expressed in or implied by any forward-looking statement. The factors represented below are not represented to be an exhaustive list. Additional factors are discussed from time to time in the our filings with the Securities and Exchange Commission.

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

OUR COMMON STOCK MAY NOT SATISFY THE REQUIREMENTS FOR CONTINUED LISTING ON THE NASDAQ SMALLCAP MARKET.

    On January 11, 2001, the Company received a delisting notice from The Nasdaq Stock Market, Inc. ("Nasdaq") for the inability to maintain a minimum bid price of $1.00 per share over the previous 30 consecutive trading days as required by The Nasdaq SmallCap Market. Therefore, the Company had 90 calendar days, or until April 11, 2001, to regain compliance with this requirement. On April 12, 2001, the Company received a Staff Determination letter indicating that the Company had failed to satisfy the minimum bid price requirement and that the Company's common stock would be delisted within seven calendar days unless a request for a hearing was made with the Nasdaq Listing Qualifications Panel (the "Panel"). The Company has requested and has been granted on oral hearing before the panel on June 1, 2001. The Company anticipates that the delisting action will be stayed pending the issuance of a written determination by the Panel. At present, our desire is to maintain a listing for our common stock on The Nasdaq SmallCap Market, however, there can be no assurance we will be successful in our oral hearing before the Panel and that our common stock will satisfy the requirements for continued listing on The Nasdaq SmallCap Market, in which case, we may apply for listing on any other organized market on which our common stock is eligible to trade. The effects of delisting could include limited news coverage about and the limited release of the market prices of our common stock. Delisting also may have an adverse impact on investors' interest in our common stock and the market price and liquidity of our common stock, and may subject our common stock to the "penny stock rules" contained in Section 15(g) of the Securities Exchange Act of 1934 and the rules promulgated thereunder. Delisting also may restrict us from issuing additional securities or securing additional financing that is needed for us to continue operations.

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

WE CURRENTLY ARE NOT PROFITABLE AND MAY RECORD SIGNIFICANT LOSSES FOR THE FORESEEABLE FUTURE.

    We incurred a net loss of $31.0 million for the nine months ended March 31, 2001 and a net loss of $25.0 million for the year ended June 30, 2000, and had an accumulated deficit as of March 31, 2001 of $71.9 million. We may record significantly greater net losses in the future, as we expect to incur significant expenses in the foreseeable future. These expenses will include product development expenses, sales and marketing costs, general and administrative expenses and amortization of purchased intangible assets. There can be no assurance that we will achieve sufficient additional revenues to offset anticipated operating and acquisition costs. We will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with our product development activities and our sales and marketing infrastructure development. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our business, operating results and financial condition will be materially harmed and we could be forced to cease operations.

OUR QUARTERLY FINANCIAL RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS.

    Our quarterly revenues increased 20% from the quarter ended June 30, 2000 to the quarter ended September 30, 2000, 11% from the quarter ended September 30, 2000 to the quarter ended December 31, 2000, and decreased 10% from the quarter ended December 31, 2000 to the quarter ended March 31, 2001. We do not believe that these rates of growth are indicative of future growth in revenues, if any, that we can expect in the future. Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely on these comparisons as an indication of our future performance. Our operating results may fall below the expectations of investors. In this event, the market price of our common stock would likely fall.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    As of March 31, 2001, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company's investments as of March 31, 2001 consist primarily of investments in equity securities of private companies. Therefore, such investments are not subject to significant market risks.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    On July 21, 2000, we completed the acquisition of IRIS, a provider of productivity software to real estate professionals. We issued 500,000 shares of our common stock valued at $1.2 million, along with $25,000 in cash at that time. We issued 400,000 shares of our common stock on January 9, 2001 and 2,500,000 shares of our common stock on February 28, 2001 to complete the acquisition. The additional shares were valued at $1.4 million. The owners of IRIS were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to
Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    During the nine months ended March 31, 2001, we issued 229,178 shares of our common stock valued at approximately $253,000 to vendors and employees for goods and services. The Company also issued warrants to purchase a total of 180,000 shares of common stock to individuals and companies for services valued at $176,000, at exercise prices ranging from $.66 to $3.00 per share. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

    In October 2000, we issued 199,203 shares of our common stock to the prior owners of IMCO. This consideration was payable pursuant to the purchase agreement on the one-year anniversary of the acquisition of IMCO. In
November 2000, we issued 700,000 shares of our common stock to the prior owners of Terradatum as required by the purchase agreement for the acquisition of Terradatum. We also issued in November 2000, and January 2001 a total of 1,284,146 shares of our common stock to a corporation in payment of $1,000,000 of a liability incurred pursuant to the Terradatum purchase agreement. In December 2000, we issued 106,948 shares of our common stock to the owners of Connect2Call.com as required by the purchase agreement for the acquisition of Connect2Call. In February 2001, we issued 2.2 million shares of our common stocks to the prior owners of ISG pursuant to an amendment to the original purchase agreement, representing a settlement of total shares to be issued under the purchase agreement. These individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    We currently have scheduled our annual meeting of shareholders for June 21, 2001, date subject to change. We anticipate the following matters will be submitted to a vote of our shareholders:

    (1) election of three directors to serve two years;

    (2) approve an amendment to our Articles of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000;

    (3) approve the transaction with The Realty Alliance, including the issuance of 1,000,000 shares of our common stock and a warrant to purchase up to 15,000,000 shares of our common stock, and

    (4) ratify the appointment of Ernst & Young LLP as our independent auditors.

ITEM 5. OTHER INFORMATION

    The Company's common stock currently is quoted on The Nasdaq SmallCap
Market.

    On January 11, 2001, the Company received a delisting notice from The Nasdaq Stock Market, Inc. ("Nasdaq") for the inability to maintain a minimum bid price of $1.00 per share over the previous 30 consecutive trading days as required by The Nasdaq SmallCap Market under Marketplace Rule 4310 (c) (4) (the "Rule"). Therefore, in accordance with Marketplace Rule 4310 (c) (8) (B), the Company had 90 calendar days, or until April 11, 2001, to regain compliance with the Rule. On April 12, 2001, the Company received a Staff Determination letter indicating that the Company had failed to satisfy the minimum bid price requirement and that the Company's common stock would be delisted within seven calendar days unless a request for a hearing was made with the Nasdaq Listing Qualifications Panel (the "Panel"). The Company has requested and has been granted an oral hearing before the Panel on June 1, 2001. The Company anticipates that the delisting action will be stayed pending the issuance of a written determination by the Panel.

    The Company is exploring alternatives to The Nasdaq SmallCap Market, including listing on any other organized market on which its common stock is eligible for trading. There can be no assurance that the Panel will grant the Company's request for continued listing on The Nasdaq SmallCap Market or that its common stock will be approved for listing on another organized market.

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

10.1  Promissory Note between the Company and Bradley N Rotter
      Self Employed Pension Plan and Trust dated January 25, 2001.

10.2  Registration Rights Agreement between the Company and
      Bradley N Rotter Self Employed Pension Plan and Trust dated
      January 25, 2001.

10.3  Security Agreement between the Company and Bradley N Rotter
      Self Employed Pension Plan and Trust dated January 25, 2001.

10.4  Warrant Agreement between the Company and Bradley N Rotter
      Self Employed Pension Plan and Trust dated March 15, 2001.

    (b) Reports on Form 8-K

       None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2001                                   HomeSeekers.com, Incorporated
                                                      (Registrant)

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

                                 EXHIBIT INDEX

     EXHIBIT NO.        DESCRIPTION
---------------------   -----------
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

        10.1            Promissory Note between the Company and Bradley N Rotter
                        Self Employed Pension Plan and Trust dated January 25, 2001.

        10.2            Registration Rights Agreement between the Company and
                        Bradley N Rotter Self Employed Pension Plan and Trust dated
                        January 25, 2001.

        10.3            Security Agreement between the Company and Bradley N Rotter
                        Self Employed Pension Plan and Trust dated January 25, 2001.

        10.4            Warrant Agreement between the Company and Bradley N Rotter
                        Self Employed Pension Plan and Trust dated March 15, 2001.