Form 10-K
period 2001-06-30
HOMESEEKERS COM INC
filed 2001-10-12
CIK 938578

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   -----------

                                    FORM 10-K

(Mark One)

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

                                       OR

       [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________

                         Commission file number 0-23835

                          HomeSeekers.com, Incorporated

             (Exact name of registrant as specified in its Charter)

                     Nevada                                      87-0397464
        (State or Other Jurisdiction of                       (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)
 6490 S. McCarran Blvd Suite D-28, Reno, Nevada
    (Address of Principal Executive Offices)                         89509
                                                                  (Zip Code)

                                 (775) 827-6886
              (Registrant's Telephone Number, Including Area Code)
          Securities registered pursuant to Section 12(b) of the Act:

               Title of Each Class     Name of Each Exchange on Which Registered
               -------------------     -----------------------------------------
                      None                               None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $18,113,188 (based on the average bid and asked prices of the common stock on the Over-the-Counter Bulletin Board on September 17, 2001).

     Indicate the number of shares outstanding of each of the registrant's classes of common stock as of September 17, 2001: 48,954,561.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     Proxy Statement (to be filed) accompanying the notice of annual meeting of HomeSeekers.com, Incorporated's stockholders (Part III hereof).

                                     PART I

Item 1.  Description Of Business.

General

     HomeSeekers.com, Incorporated is a provider of real estate information and technology targeted for use by real estate professionals, consumers and other parties who have an interest in the real estate industry. One of our major objectives is to enable professionals, through the use of our technology, to be better equipped to engage in real estate transactions with consumers, who, through the use of our products and services, can be better educated and prepared for such transactions. Unless we otherwise indicate in this Form 10-K, references to "the Company," "we" or "our" mean HomeSeekers.com, Incorporated.

     The products and services offered by us can generally be classified as technology services for real estate professionals, real estate professional productivity tools or other products and services. We have determined that for our fiscal year ended June 30, 2001, we operated in one business segment. Our current products and services are described below under the heading "Products and Services."

     We are a Nevada corporation that is the successor to a Utah corporation originally organized in 1983. We have been engaged in the business of marketing technology-based products to real estate professionals since 1987. We operated as "NDS Software, Inc." prior to July 1998 when we changed our name to "HomeSeekers.com, Incorporated." Our administrative office is located at 6490 S. McCarran Blvd., Suite D-28, Reno, Nevada 89509, telephone (775) 827-6886. We also maintain a branch office at 2800 Saturn Street, Brea, California 92821, telephone (714) 993-4295. Our fiscal year end is June 30.

Background

     We have developed our product and service offerings through a series of business acquisitions, asset purchases and strategic alliances. The following is a summary description of significant transactions we have completed during the last three fiscal years:

     . In August 1998, we acquired the customer list and certain other assets of Genstar Media, a company engaged in the development and sale of Websites to real estate agents.

     . In September 1999, we acquired 100% of TDT, LLC ("Terradatum"), a provider of technology-based solutions for the Multiple Listing Service ("MLS") market. Multiple Listing Services are aggregators of real estate data for geographic areas.

     . In September 1999, we acquired Information Management Company, LLC ("IMCO"). IMCO operates 40 MLSs in several states.

     . In April 2000, we completed the acquisition of Information Solutions Group, Inc. ("ISG"), an electronic forms and systems integration company operating under the name of Formulator.

     . In June 2000, we completed the acquisition of Connect2Call, a developer of interactive voice communication technologies. The application of this Connect2Call technology is designed to enable telephone communication between online consumers and real estate professionals.

     . In July 2000, we completed the acquisition of IRIS LLC, a provider of productivity software to real estate professionals. The IRIS Lightning Software Suite consists of the Lightning 2000 MLS access connectivity product, Lightning Flyers and Lightning Comparative Market Analysis
          (CMA) Plus.

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

     Lightning/Formulator/Realty 2000/Connect2Call. These software products are targeted at the broker and agent market, with the objective being to deliver technologies to provide products ranging from better communication, presentation and marketing to improved efficiency in handling data in the transaction process.

     Web-based Consulting and Development Services. We provide technical design and support, on a project basis, to clients in need of technological services. These services include Website development and hosting and other
Internet/Intranet solutions, including designing Internet strategies, architecture and planning.

     Discontinued Publishing Services. During our fiscal year ended June 30, 2001, we discontinued our publishing business whereby we published several magazines, principally in the Midwest, the Northwest and Florida, under the HomeSeekers.com brand. Such publishing businesses were acquired in May 1999 and February 2000.

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

     Our marketing program is targeted to real estate professionals, consumers and other real estate related service providers. Public relations has historically been handled through an outside consulting group, but currently managed internally. Together with our advertising efforts, our sales force plays an important role in our marketing strategy. Our direct sales staff and telemarketing personnel focus on maintaining contact with our targeted customer pool to maintain the database that is used for additional marketing follow-up.

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

Trademarks, Copyrights and Proprietary Rights

     We have not sought patent protection for our proprietary software system and software products, although we may apply for patents on various aspects of our programs in the future. Rather, we will seek to maintain our proprietary rights by trade secret protection, copyright notices, non-competition and non-disclosure agreements with our employees and, as appropriate, with our vendors. We may seek formal copyright and/or patent protection for our software program applications and obtain patents where feasible. There can be no assurance that meaningful proprietary protection can be attained as a result of such filing, and any proprietary rights that we could choose to protect through legal action may involve substantial costs.

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

Employees

     As of September 3, 2001, we had a total of 198 employees. Of this total, 58 were in sales and marketing, 39 in product development, 82 in technical services and 19 in finance and administration.

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

     Our corporate headquarters are located in leased facilities in Reno, Nevada. These lease agreements are with an unrelated party, are comprised of individual adjoining suites totaling approximately 7,000 square feet and range in term from 12 to 18 months. The leases expire on various dates through our fiscal year 2002 and contain renewal options ranging from 6 to 18 months.

     We also lease a total of approximately 20,000 square feet of office and operating space in the following facilities:

     .    Sarasota, Florida--MLS Products

     .    Alexandria, Kentucky--MLS Products

     .    Boulder, Colorado--Formulator Products

     These lease agreements expire on various dates through 2006, and generally contain renewal options and rental escalation clauses. In the opinion of management, we believe that these leased facilities and their contents are adequately covered by insurance.

Item 3.  Legal Proceedings.

     The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various claims that have been asserted or complaints that have been filed alleging patent and copyright infringement, breach of employment and separation agreements, and non-payment under various agreements. In addition, various claims have been made against the Company in connection with certain of its acquisitions, including breach of registration rights agreements. Management intends to contest each case and in certain instances may attempt to reach a settlement of the issues claimed. The Company does not believe that these proceedings will have a material adverse effect on its business, financial condition, or result of operations beyond the amounts recorded in the accompanying consolidated financial statements for the estimated settlement of specific actions. However, if settlement is not reached and the matters proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

     The Company has commitments to issue common stock as a result of the exercise of outstanding options and warrants and other agreements that are in excess of the Company's authorized number of shares of common stock. As of September 23, 2001, the Company was preparing a proxy statement in contemplation of a Special Meeting of Stockholders to be held in October 2001 to, among other matters, approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 200,000,000 shares. The Company has entered into business purchase agreements that include requirements to register the shares of the Company's common stock issued in connection with the purchase. The Company's ability to register these shares is in question subject to the approval of the increase in the authorized number of shares. Accordingly, the Company is currently in violation of these registration rights agreements.

Item 4.  Submission Of Matters To A Vote Of Security Holders.

     None.

                                    PART II

Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters.

     Our common stock was traded on the Nasdaq SmallCap Market for the period from September 16, 1999 through July 16, 2001 under the symbol "HMSK." Effective July 17, 2001, our common stock was delisted from the Nasdaq SmallCap Market due to our failure to maintain a minimum bid price of $1.00 per share. During prior periods of fiscal 2000 and during subsequent periods of fiscal 2001, our common stock was traded on the Over-the-Counter (OTC) Bulletin Board. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. The quotations prior to September 16, 1999 and subsequent to July 16, 2001, as reported by North American Quotations, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.

Period                                            High        Low
------                                            ----        ---
First Quarter (ended September 30, 1999) ...    $14.81        $4.88
Second Quarter (ended December 31, 1999) ...    $16.00        $7.75
Third Quarter (ended March 31, 2000) .......    $25.50       $11.56
Fourth Quarter (ended June 30, 2000) .......    $14.88        $2.06

First Quarter (ended September 30, 2000) ...     $3.41        $2.00
Second Quarter (ended December 31, 2000) ...     $2.59        $0.47
Third Quarter (ended March 31, 2001) .......     $0.66        $0.13
Fourth Quarter (ended June 30, 2001) .......     $1.04        $0.13

     As of June 30, 2001, there were approximately 500 holders of record and approximately 5,500 beneficial holders of the 47,091,597 shares of common stock that were issued and outstanding. The transfer agent for the shares is Atlas Stock Transfer Co., 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151.

     We have never paid cash dividends on our common stock. We presently intend to retain future earnings, if any, to finance the expansion of our business and do not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on our operating results, capital requirements, expansion plans, financial condition and other relevant factors.

Recent Sales of Unregistered Securities

     On July 21, 2000, we acquired IRIS, a provider of productivity software to real estate professionals. We issued 500,000 shares of our common stock, along with $25,000 in cash at that time. We issued 400,000 shares of our common stock on January 9, 2001 and 2,500,000 shares of our common stock on February 28, 2001 to complete the acquisition. The shares of our common stock were valued at $2.6 million. The owners of IRIS were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

     In October 2000, we issued 199,203 shares of our common stock to the prior owners of IMCO. This consideration was payable pursuant to the purchase agreement on the one-year anniversary of the acquisition of IMCO. In November 2000, we issued 700,000 shares of our common stock to the prior owners of Terradatum as required by the purchase agreement for the acquisition of Terradatum. We also issued in November 2000 and January 2001, a total of 1,284,146 shares of our common stock to a corporation in payment of $1,000,000 of a liability incurred pursuant to the Terradatum purchase agreement. In December 2000, we issued 106,948 shares of our common stock to the prior owners of Connect2Call as required by the purchase agreement for the acquisition of Connect2Call. In February 2001, we issued 2,200,000 shares of our common stock to the prior owners of ISG pursuant to an amendment to the original purchase agreement, representing a settlement of total shares to be issued under the purchase agreement. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

     During the year ended June 30, 2001, we issued 94,699 shares of our common stock valued at approximately $189,000 to vendors and employees for goods and services and 200,000 shares of our common stock upon exercise of warrants issued in equity fundraising activities. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

     During the year ended June 30, 2001, we issued warrants to purchase a total of 375,106 shares of common stock to individuals and companies for services valued at $496,000, at exercise prices ranging from $.40 to $3.00 per share. We also issued warrants to purchase a total of 1,925,000 shares of common stock to individuals for interest expense, debt extension and penalty fees valued at $765,000, at exercise prices ranging from $.19 to $.80 per share. In addition, we issued warrants to purchase a total of 1,200,000 shares of common stock to eBay Inc. in connection with an operating agreement with that company, at an exercise price of $1.50 per share. We also issued warrants to purchase a total of 930,000 shares of common stock to individuals and companies in equity fund raising activities, at exercise prices ranging from $.19 to $.40 per share. We issued warrants to purchase a total of 200,000 shares of common stock to members of our Board of Directors at an exercise price of $.59 per share. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

Item 6.  Selected Financial Data.

                                                             Year Ended June 30
                                               --------------------------------------------------------
(Amounts in thousands, except per share data)    2001       2000        1999        1998        1997
------------------------------------------------------------------------------------------------------
Revenues                                      $ 17,392    $ 11,090    $  3,419    $  1,666    $  1,590
------------------------------------------------------------------------------------------------------
Net loss                                       (51,627)    (25,034)     (4,842)     (2,796)     (2,122)
------------------------------------------------------------------------------------------------------
Basic and diluted net loss
   per share                                     (1.66)      (1.47)      (0.53)      (0.50)      (0.53)
------------------------------------------------------------------------------------------------------
Total assets                                     8,723      40,026      16,889       1,898       2,055
------------------------------------------------------------------------------------------------------
Long-term liabilities                            1,758       1,015         383         140       2,056
------------------------------------------------------------------------------------------------------
Cash dividends declared                           none        none        none        none        none
------------------------------------------------------------------------------------------------------

     The Company has built its operations from business acquisitions, asset purchases and strategic alliances which affect the comparability of the information reflected in the Selected Financial Data above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere in this report. This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this Form 10-K, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify forward-looking statements. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in or implied by this Form 10-K. We do not intend to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. Factors that could cause or contribute to such differences include those discussed below.

Overview

     The Company has run out of cash, was unable to fully-fund its payroll on October 10, 2001, and may have to consider curtailing or ceasing its operations including the possibility of filing bankruptcy. In the event outside financing in the form of debt or equity is not obtained within the next several weeks, the Company may be required to curtail or cease operations as noted above.

     As discussed elsewhere in this Form 10-K, we have experienced recurring losses from operations and have an accumulated deficit of approximately $92.6 million at June 30, 2001. In addition, it is imperative that we complete a significant financing in the near future to fund our operations. Because of these factors, the report of our independent auditors on our consolidated financial statements for the year ended June 30, 2001 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. In connection with a pending agreement to sell 5 million shares of the Company's Series A convertible preferred stock for a total sales price of $20.0 million over a specified period of time, we are developing a plan to address these issues and to allow us to continue as a going concern through the end of fiscal year 2002. See "Liquidity and Capital Resources." This plan may include obtaining additional debt or equity financing and is being developed to maximize the revenue potential of our business acquisitions and current products and services. This plan will include a reduction of operating expenses to the extent necessary to meet Company objectives. However, we have only a limited operating history with our existing business model, have had substantial management turnover and have undertaken a significant restructuring of our operations. Consequently, there is no assurance that we will ever achieve or maintain profitability. If we are unable to obtain additional financing in the near future, or it is not available to us on acceptable terms, we will be unable to implement our operating plans or meet our operating obligations. Should this occur, we would likely cease operations. See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information."

Results of Operations

     Business acquisitions

     During the past three years we have built our Company and developed our family of products and services through business acquisitions, asset purchases and strategic alliances. Many of these transactions were accomplished through the issuance of our equity securities beginning late in our fiscal year ended June 30, 1999, and continuing through our fiscal year 2000 and into the first quarter of our fiscal year ended June 30, 2001. During fiscal year 2001, we expended efforts and financial resources to combine and restructure the operations of our business acquisitions and our ongoing business. Therefore, our operations for fiscal 2001 are not comparable to fiscal years 2000 and 1999.
In addition, operations for fiscal years 2001 and 2000 are not comparable to our operations for fiscal 1999 as a significant increase in revenues and expenses resulted from these acquisitions.

     Revenues

     Our revenues increased from $11.1 million in fiscal 2000 to $17.4 million in fiscal 2001. Growth in revenues resulted from significant increases in two areas: (1) programming and licensing and (2) Web page development and Website-related revenues. Our programming and licensing revenues increased from $3.1 million in fiscal 2000 to $7.5 million in fiscal 2001, principally due to our acquisitions of ISG in April 2000 and IRIS in July 2000. Also contributing to this increase in fiscal 2001 was approximately $371,000 in additional revenues recognized from our XMLS Web contracts. Our Web page development and Website-related revenues increased from $4.6 million in fiscal 2000 to $5.7 million in fiscal 2001 primarily due to continued growth of our telemarketing and field sales programs. We also experienced an increase in publishing revenues of approximately $702,000 in fiscal 2001, primarily due to inclusion in our operations of HomeSeekers Magazines, Inc., which was acquired in February 2000, for most of fiscal 2001. However, all publishing operations were sold or closed during the latter part of fiscal 2001, and no publishing revenues are anticipated in the future.

     Our revenues increased from $3.4 million in fiscal 1999 to $11.1 million in fiscal 2000. Growth in revenues resulted from significant increases in three areas: (1) Web page development and Website-related revenues, (2) programming and licensing; and (3) publishing. Our Web page development and Website-related revenues (including advertisement) increased from $1.2 million in fiscal 1999 to $4.6 million in fiscal 2000 primarily due to continued growth and success with our telemarketing, field sales and seminar programs. Our programming and license revenues increased from $690,000 in fiscal 1999 to $3.1 million in fiscal 2000 principally due to the acquisitions of Terradatum and IMCO in September 1999, and of ISG in April 2000. Publishing revenues increased from $117,000 in fiscal 1999 to $2.3 million in fiscal 2000 primarily because revenues from Holloway Publications, acquired in May 1999, were included for a full year in fiscal 2000. In addition, we acquired HomeSeekers Magazines, Inc. in February 2000, which also contributed to this increase.

     Cost of revenues

     Our cost of revenues increased from $9.4 million in fiscal 2000 to $13.6 million in fiscal 2001, due primarily to the increase in our business in fiscal 2001 as discussed above. Our cost of revenues as a percentage of total revenues decreased from 84.8% in fiscal year 2000 to 78.0% in fiscal 2001.

     Our cost of revenues increased from $1.6 million in fiscal 1999 to $9.4 million in fiscal 2000 primarily because of the increase in our business in fiscal 2000 as discussed above. Our cost of revenues as a percentage of total revenues increased from 47.1% in fiscal 1999 to 84.8% in fiscal 2000. This increased percentage is due to recording in fiscal 2000 cost of revenues of $3.2 million in amortization of certain technology purchased in business acquisitions during fiscal 2000. In addition, 2000 operating results included a full year of Holloway Publications, which division has had a 76% cost of revenue percentage, a higher percentage than our other products and services.

     Operating expenses

     Our operating expenses increased from $27.2 million in fiscal 2000 to $53.1 million in fiscal 2001 in part because of the additional operating expenses associated with our acquisitions completed near the end of fiscal 2000 and the first month of fiscal 2001. In addition, we were involved in restructuring activities during the third and fourth quarters of fiscal 2001 including the discontinuance of our publishing operations, the closing of certain operating locations and consolidation of operating divisions.

     We recorded a $20.1 million write-down of investments and purchased intangible assets during fiscal year 2001. After careful assessment of various factors relating to our intangible assets, including the Company's decision to discontinue its publishing operations in the third quarter and consolidation and restructuring of other acquired businesses primarily in the fourth quarter, management determined it was appropriate to write down the value of these assets. Accordingly, such assets were written down by a total of $13.3 million for the year to estimated fair value based on estimated discounted net cash flows for the operating entities that had separately identifiable cash flows in accordance with SFAS No. 121. The cash flow periods used were 3 years with a discount rate of 15 percent which are assumptions that reflect management's best estimates. The Company wrote off its remaining investment in its foreign affiliate during the third and fourth quarters of fiscal 2001 as a result of its affiliate's inability to raise capital or generate profitable operations. The Company also wrote off the remaining $1.7 million of its investment in the common stock of BuySellBid.com during fiscal 2001 due to its continuing losses and the uncertainty of further recovery on the investment. It is reasonably possible that the estimates and assumptions used under our SFAS 121 assessment may change in the near term resulting in the need to further write-down purchased intangible assets.

     Compensation expense and related costs increased from $9.6 million in fiscal 2000 to $15.9 million in fiscal 2001, primarily because of the additional personnel associated with the acquisitions completed near the end of fiscal 2000 and during the first month of fiscal 2001. Employee headcount included in operating expenses was approximately 231 at the beginning of fiscal 2001. Restructuring efforts during 2001 included headcount reductions as facilities were closed and divisions combined. As a result of these efforts, employee headcount included in operating expenses was approximately 127 as of September 3, 2001. In connection with these headcount reductions, significant severance and employee termination costs were incurred during fiscal 2001. In addition, we recognized a non-cash expense of $2.3 million in the fourth quarter of fiscal 2001 due to the repricing of employee stock options.

     Similarly, facilities expenses increased from $1.8 million in 2000 to $2.7 million in 2001 because of acquisitions between periods. Travel, trade shows and related expenses decreased from $4.1 million in 2000 to $1.6 million in 2001 and promotion and marketing expenses decreased from $2.9 million in 2000 to $2.1 million in 2001 primarily due to the limited operating funds available for these activities.

     Depreciation and amortization expense increased from $2.4 million in fiscal 2000 to $5.4 million in fiscal 2001 because of the property and equipment and purchased intangible assets acquired late in fiscal 2000 and early fiscal 2001.

     Our operating expenses increased from $7.0 million in fiscal 1999 to $27.2 million in fiscal 2000 reflecting the continued growth of our company and because of the acquisitions completed during fiscal 2000. The largest component of our operating expenses is salaries and wages. Compensation expense and related costs increased from $2.9 million in fiscal 1999 to $9.6 million in fiscal 2000 because of the increase in employee headcount included in operating expenses from approximately 70 total employees at the end of fiscal 1999 to approximately 231 total employees at the end of fiscal 2000. Additional employees were added in all facets of our business including sales and marketing, product development, technical services, finance and administration. Many of these new employees were added to our company as a result of business acquisitions.

     Depreciation and amortization expense increased from $531,000 in fiscal 1999 to $2.4 million in fiscal 2000 because of the property and equipment acquired in fiscal 2000 in connection with our business acquisitions.

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

Liquidity and Capital Resources

     The Company has run out of cash, was unable to fully-fund its payroll on October 10, 2001, and may have to consider curtailing or ceasing its operations including the possibility of filing bankruptcy. In the event outside financing in the form of debt or equity is not obtained within the next several weeks, the Company may be required to curtail or cease operations as noted above.

     We will require significant additional financing in the near future. We will not be able to continue to operate our business unless such financing is obtained. Our operations have been funded over the last several months through the issuance of equity securities. As a result of these issuances, our stockholders have experienced significant dilution. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of our stockholders will continue to be reduced, our stockholders will experience additional material dilution and such securities may have rights, preferences or privileges senior to those of our existing stockholders. It is also likely that we would be required to issue warrants for the purchase of our common stock in any such financing, which may result in additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to our stockholders or us. If such financing is not available when required or is not available on acceptable terms, we will be unable to meet operating obligations that would likely require that we cease operations. See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information" below.

     At June 30, 2001 our cash balance was $1.4 million compared to $2.1 million at June 30, 2000, a decrease in cash of $645,000. Also at June 30, 2001, we had an accumulated deficit of approximately $92.6 million, our current liabilities exceeded our current assets by $9.7 million, and our total liabilities exceeded our total assets by $5.4 million. Included in our current liabilities at June 30, 2001 are significant amounts of past due accounts payable and short-term debt. We are currently in default under a $500,000 note payable to one of our former officers that became due in April 2001. Pursuant to the note, we are obligated to issue warrants to purchase 100,000 shares of our common stock each week until all principal and interest is repaid. Two additional notes in the amount of $100,000 each become due and payable on September 30, 2001. Each of these notes has a similar default provision that would require us to issue warrants to purchase 100,000 shares of common stock each week until the notes are satisfied. At June 30, 2001, our long-term liabilities were primarily comprised of deferred revenues.

     We have experienced negative cash flows from operations since our inception. Net cash used in operating activities was $10.3 million in fiscal 2001, compared to $12.5 million in fiscal 2000, an improvement primarily because of our increased revenues. As shown in our consolidated statement of cash flows for the year ended June 30, 2001, a significant portion of our operating expenses in 2001 was non-cash, including a write down of assets, compensation expense from option repricings and common stock and warrants issued for services and interest. Operations were funded in fiscal 2001 primarily from net proceeds of $7.5 million from the sale of our common stock and warrants and the exercise of options and warrants and from proceeds of debt of approximately $2.0 million, most of which is currently past due.

     Net cash provided from investing activities during fiscal 2001 was $786,000, with $1.3 million provided by the sale of investments, $354,000 from the sale of intangible assets, $157,000 from payments on notes receivable, and $200,000 received from our foreign affiliate, net of $1.0 million used to acquire property and equipment and $212,000 used to acquire technology and other intangible assets.

     We repaid debt of $569,000 during fiscal 2001, much of which was assumed in our business acquisitions.

     On June 6, 2001, the Company entered into a Securities Purchase Agreement with E-Home.com, Inc. d/b/a Homemark ("Homemark"). Homemark agreed to purchase 5,000,000 shares of the Company's Series A convertible preferred stock, subject to certain terms and conditions including satisfactory completion of due diligence procedures and the approval by the Company's stockholders of a proposed amendment to the Company's Articles of Incorporation to increase the number of authorized common shares. The cash consideration for the preferred stock is $20.0 million, to be paid upon closing to the Company in a series of transactions, the number and timing of which are to be determined. In addition to the cash purchase price, Homemark agreed to assign to the Company $80.0 million of prepaid advertising owned by Homemark in a national print publication.

     Concurrent with the Securities Purchase Agreement, the Company and Homemark entered into a Loan Agreement, providing for a non-contingent loan of up to $1.0 million. These funds were advanced to the Company by Homemark during June 2001, and are payable $500,000 on September 30, 2001 and $500,000 on December 31, 2001. As of September 23, 2001, Homemark has advanced the Company an additional $920,000 in the form of short-term loans made during July, August and September 2001.

     The Securities Purchase Agreement and the transactions contemplated by the agreement with Homemark are subject to the approval and ratification of a majority of the stockholders of the Company. As of September 23, 2001, the Company was preparing a proxy statement in contemplation of a Special Meeting of Stockholders which could be held in November 2001 for the purpose of approval and ratification of the agreement, as well as to approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock. As the agreement has not yet been approved and ratified, the funding schedules contemplated in the original purchase agreement require revision. There can be no assurance, however, that we will receive the requisite stockholder approval or that we will be successful revising the terms of the funding schedule suitable to the Company's cash needs.

Risk Factors and Cautionary Statement Regarding Forward-Looking Information

     Investors are cautioned that this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (2) the Company's plans and results of operations will be affected by its ability to manage any growth and working capital and its ability to finance future operations, none of which is assured; and (3) the Company's business is highly competitive and the success of existing or new competitors in the markets in which the Company competes could adversely affect the Company's plans and results of operations. In addition, the Company identifies the risk factors discussed below that may affect the Company's actual results and may cause actual results to differ materially from that expressed in or implied by any forward-looking statement. The factors represented below are not represented to be an exhaustive list. Additional factors are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

     The report of our independent auditors expresses substantial doubt about the Company's ability to continue as a going concern, and indicates the Company may have to consider curtailing or ceasing operations, including the possibility of filing bankruptcy.

     Because of our significant net losses, working capital deficit, accumulated deficit and uncertainty as to our ability to secure additional financing, the report of our independent auditors on our consolidated financial statements contains an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This uncertainty is further discussed in note 2 of the notes to the consolidated financial statements.

     We may not be able to obtain additional financing for our current and future operating and capital needs.

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

     Our stockholders have experienced and may continue to experience significant dilution.

     In order to fund our operations, we have had to issue a substantial number of equity securities. Coupled with a decreasing stock price, these issuances have had a substantial dilutive effect on our stockholders. If we are not successful in obtaining additional financing, we will continue to have to fund our operations through the issuance of equity securities. Any future issuances would continue to reduce the percentage ownership of our stockholders and our stockholders will experience material dilution.

     Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect our stock price or could impair our ability to obtain capital through an offering of equity securities. Any decline in our stock price could force us to issue even more securities to raise capital or to fund our business, resulting in even greater dilution to our stockholders.

     Our success depends heavily upon our relationship with Homemark.

     On June 6, 2001, we entered into a securities purchase agreement with E-Home.com, Inc. d/b/a Homemark, pursuant to which Homemark has agreed to purchase 5,000,000 shares of Series A preferred stock for an aggregate cash purchase price of $20 million and pre-paid advertising valued at $80 million. Pursuant to the securities purchase agreement, the approval of the transaction by our shareholders is a condition to Homemark's obligation to consummate the purchase. The agreement provides that the sale of the preferred stock shall be completed in nine separate transactions ranging from July 2001 through March 2002. Because we have not sought shareholder approval of the transaction to date, the initial closing dates have been missed. We are currently preparing a proxy statement for a special meeting of shareholders that could be held in November 2001. At the meeting we will be seeking shareholder approval of the Homemark transaction. If we do not receive shareholder approval of the transaction or if we are unable to reach agreement with Homemark regarding a revised funding schedule suitable to the Company's cash needs, we may not close the transaction and receive the agreed upon purchase price. If we do not receive the $20 million cash portion of the purchase price, we may not be able to continue to operate our business.

     Also pursuant to the securities purchase agreement, Homemark became entitled to appoint four designees to our board of directors. Because of several resignations from our board, Homemark representatives now constitute three out of the four remaining directors. Therefore, Homemark, through these representatives, has the ability to control our business and our management team. In addition, our bylaws provide that upon resignations from the board of directors the remaining directors are entitled to appoint individuals to fill the vacancies. Therefore, the Homemark designees may be able to fill the five open seats on our board with Homemark representatives or other individuals with ties to Homemark.

     Our number of authorized shares of common stock is not sufficient to meet outstanding obligations to issue common stock and does not permit us to raise additional capital through the issuance of common stock.

     As of September 17, 2001, we had 48,954,561 shares of common stock outstanding. In addition, as of that date there were options to purchase 3,356,185 shares of common stock and warrants to purchase 13,834,056 shares of common stock outstanding. We also had a number of commitments to issue common stock and securities convertible into common stock in the future. Our articles of incorporation currently authorize the issuance of 50,000,000 shares of common stock. Therefore, before we can issue common stock upon the exercise of options or warrants or in accordance with our obligations, we must increase the number of authorized shares of common stock. An increase in our authorized capital requires an amendment to our articles of incorporation, which must be approved by our shareholders. We are currently preparing a proxy statement for a special meeting of shareholders that could be held in November, at which we will seek the approval of our shareholders to an increase in the authorized number of shares of common stock from 50,000,000 to 200,000,000. If we do not timely receive approval of this increase, we may be forced to default on some of our obligations. We have relied heavily on the issuance of common stock in the funding of our operations. If we do not increase the number of shares available for issuance, we will not be able to continue to issue stock to fund our business. In addition, we will not be able to issue common stock to raise capital in the future until the increase is approved and effected.

     We currently are not profitable and may record significant losses for the foreseeable future.

     We incurred a net loss of $51.6 million for the year ended June 30, 2001 and an aggregate net loss of $76.7 million for the two-year period ended June 30, 2001, and had an accumulated deficit as of June 30, 2001 of $92.6 million. We may record significantly greater net losses in the future, as we expect to incur significant expenses in the foreseeable future. These expenses will include additional product development expenses, sales and marketing costs, general and administrative expenses, acquisition costs and may include additional restructuring costs. There can be no assurance that we will achieve sufficient additional revenues to offset anticipated operating and acquisition costs. We will continue to have high levels of operating expenses and will be required to make significant expenditures in connection with our product development activities and our sales and marketing infrastructure development. We may never achieve profitability. If we fail to achieve profitability or sustain or increase profitability if we achieve it, our business, operating results and financial condition will be materially harmed and we could be forced to cease operations.

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

     Our principal competitors for real estate professionals, homebuyers, sellers and renters and related content include:

     . Websites offering real estate listings together with other related services, such as Homestore.com, Apartments.com, CyberHomes, HomeHunter.com, iOwn, LoopNet, Microsoft's HomeAdvisor,
          NewHomeNetwork.com and RentNet;

     . Websites offering real estate related content and services such as mortgage calculators and information on the home buying, selling and renting processes;

     . General-purpose consumer Websites such as AltaVista and Yahoo! that also offer real estate-related content on their site; and

     .    traditional print media such as newspapers and magazines.

     Our principal competitors for advertising revenues include:

     . Web portals and other general purpose consumer Websites such as AltaVista, America Online, Excite, Lycos, Netscape's Netcenter and Yahoo!;

     . online ventures of traditional media and classified advertising services offered through daily and other newspapers' Websites; and

     .    traditional media such as newspapers, magazines and television.

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

     We believe that our success depends in large part on the number of real estate listings received from agents, brokers, homebuilders, MLSs and residential, rental and commercial property owners. Many of our agreements with MLSs, brokers and agents to display property listings have fixed terms, typically 12 to 30 months. We are currently delinquent on payments to many of these providers of real estate listings. At the end of the term of each agreement or at any time that we are not current on our payments, the other party may choose not to continue to provide listing information to us and may choose to provide this information to one or more of our competitors instead. In addition, some of these providers of listings may choose to provide their listings to one or more of our competitors on an exclusive basis. In particular, at least one of our competitors has entered into exclusive listing arrangements with a significant number of MLSs. In order for us to display listings covered by these arrangements, we seek to obtain the consent of the individual brokers who provide these listings to the MLSs. Accordingly, these listings can be more difficult to obtain and involve more recruiting costs to acquire them. Our use of these listings could potentially subject us to claims by the parties to these exclusive listing arrangements. If our competitors are successful in increasing the number of exclusive listing arrangements with MLSs or large groups of brokers, we may be limited in the number of listings we are able to display on our Website and our business may be harmed. We have expended significant amounts to secure agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our Website could become less attractive to other real estate industry participants or consumers.

     Our quarterly financial results are subject to significant fluctuations.

     Our results of operations could vary significantly from quarter to quarter. In the near term, we expect to be substantially dependent on sales of our software and website products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the number of customers purchasing our products and services as well as sales and marketing expenses for a particular period. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall.

     Other factors that could affect our quarterly operating results include the following:

     . the amount of advertising sold on our Website and the timing of payments for this advertising;

     . the level of renewals for our products and services by real estate agents and brokers;

     . the amount and timing of our operating expenses and capital expenditures;

     .    costs related to acquisitions of businesses or technologies;

     .    changes in the mix of products and services we sell; and

     . increased sales, marketing, administrative and research and development expenses.

     Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely on these comparisons as an indication of our future performance.

     Our ability to successfully raise awareness of the Homeseekers.com name is crucial to our success.

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

     Our success will depend on the continuing contribution of key management personnel and the attraction and retention of qualified employees.

     Our business operations depend on the continuing contribution of our key personnel. Our future success depends to a significant extent on the continued service of our key technical and senior management personnel. John Giaimo, our prior President and Chief Executive Officer, Douglas Swanson, our prior Executive Vice President, Greg Johnson, our prior Chief Technology Officer, and Dennis Gauger, our prior Chief Financial Officer, have recently resigned and their departure could have an adverse effect on our business, financial condition and results of operations.

     Steven M. Crane has recently been appointed as interim Chief Financial Officer and the Company's new senior management does not have a history of working together as a team with our remaining operations management. Failure to maintain an effective team of senior managers would adversely affect the operation of our business. We must attract and retain personnel while competition for personnel in our industry is intense. We may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees. If we are unable to obtain financing in the near future or if our stock price continues to decline, we may have significant difficulty in attracting and retaining qualified employees and officers. We have from time to time in the past experienced, and we expect in the future to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of our rapid growth and expansion. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. In addition, there is significant competition among companies in the Internet industry for qualified employees. If we do not succeed in attracting new personnel or retaining and motivating our current personnel, our business, financial condition and results of operations will be adversely affected.

     We may not be able to adapt to evolving technologies and customer demands, which could cause our business to suffer.

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

     Our business acquisitions and any future acquisitions may result in our not achieving the desired benefits of the transactions.

     A significant part of our business strategy since 1999 has been the acquisition of businesses and technologies. Some of these acquisitions have not been successful. The success of these acquisitions is subject to many risks, including:

     . difficulties in assimilating the operations of the acquired businesses;

     .    potential disruption of our existing businesses;

     .    addition of significant additional expenses;

     .    assumption of unknown liabilities and litigation;

     . our inability to integrate, train, retain and motivate personnel of the acquired businesses;

     .    diversion of our management from our day-to-day operations;

     . our inability to incorporate acquired products, services and technologies successfully into our products;

     .    the difficulty in identifying good acquisitions;

     . potential impairment of relationships with our employees, customers and strategic partners; and

     . inability to maintain uniform standards, controls procedures and policies.

     Our inability to successfully address any of these risks could adversely affect our business, financial condition and results of operations. For example, we incurred significant expenses in fiscal 2001 relating to the discontinuance of our publishing operations and the restructuring of our other divisions.

     We depend on third-party relationships, many of which are short-term or terminable, to generate revenue and provide us with content.

     We depend, and will continue to depend, on a number of third-party relationships to increase traffic on HomeSeekers.com and thereby generate revenues. Outside parties on which we depend include unrelated Website operators that provide links to HomeSeekers.com and providers of real estate content. Many of our relationships with third-party Websites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. We cannot assure you that third parties regard our relationship with them as important to their respective businesses and operations. They may reassess their commitment to us at any time in the future and may develop their own competitive services or products.

     We cannot assure you that we will be able to maintain relationships with third parties that supply us with content or related products or services that are crucial to our success, or that such content, products or services will be able to sustain any third-party claims or rights against their use. We are currently in default of many of our contracts with third parties that are crucial to our business. Also, we cannot assure you that the content, products or services of those companies that provide access or links to our Website will achieve market acceptance or commercial success. Accordingly, we cannot assure you that our existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of revenues for us.

     There are substantial risks associated with the protection of our intellectual property and the infringement of the intellectual property rights of third parties.

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

     Our ability to operate in international markets may be adversely affected by foreign political and economic conditions.

     Our international business is subject to a number of risks associated with doing business abroad. Although we have to date marketed our products and services to brokers, agents, and other real estate professionals located outside of North America on a limited basis, we intend to market our Website and products and services on a more extensive global basis. Our international business is subject to a number of risks generally associated with doing business abroad, including:

     . fluctuations in currency exchange rates, the impact of recessions in economies outside the United States and regulatory and political changes in foreign markets;

     .    reduced protection for intellectual property rights in some countries;
          and

     . potential limits on use of some of our trademarks and licensed trademarks outside the United States.

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

     The real estate industry traditionally has been cyclical. Recently, sales of real estate in the United States have been at historically high levels. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there typically is less sales activity in real estate. Recent reports indicate that the real estate industry may be adversely affected by recent terrorist attacks on the United States. A decrease in the current level of sales of real estate and products and services related to real estate could adversely affect demand for our Website and our advertising products and services. In addition, reduced traffic on our Website would likely cause our advertising revenues to decline, which would adversely affect our business, financial condition and results of operations.

     We may experience seasonality in our business. The real estate industry experiences a decrease in activity during the winter. However, because of our limited operating history under our current business model, it is difficult for us to fully assess the impact of seasonal factors on our business. If we are unable to effectively manage our resources in anticipation of any seasonality of our revenues and the increased costs we may incur during periods of lower revenues, our business would be materially harmed. We may particularly be affected by general economic conditions. Purchases of real property and related products and services are particularly affected by negative trends in the general economy. The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending and the overall economy, as well as regional and local economic conditions in markets where we operate, including:

     .    perceived and actual economic conditions;

     .    interest rates;

     .    taxation policies;

     .    availability of credit;

     .    employment levels; and

     .    wage and salary levels.

     In addition, because a consumer's purchase of real property and related products and services is a significant investment and is relatively discretionary, any reduction in disposable income in general may affect us more significantly than companies in other industries.

     Regulations and laws applicable to the real estate industry could have an adverse impact on our business.

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

     If the Internet fails to become a viable marketplace for real estate content, information and e-commerce, our business will not grow. Broad acceptance and adoption of the Internet by consumers and businesses when searching for real estate and related products and services will only occur if the Internet provides them with greater efficiencies and improved access to information. Internet usage and growth in the real estate industry may be inhibited for a number of reasons, including:

     .    inadequate network infrastructure;

     .    security concerns;

     . uncertainty of legal and regulatory issues concerning the use of the Internet;

     .    inconsistent quality of service;

     .    lack of availability of cost-effective, reliable, high-speed service;
          and

     .    failure of Internet use to expand internationally.

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

     We could experience system failures and security breaches that could harm our business and reputation.

     Our operations depend upon our ability to maintain and protect our computer systems, most of which are located at our facilities in Brea, California. Our systems are vulnerable to damage from break-ins, unauthorized access, terrorism, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

     Our common stock has been delisted from the Nasdaq National Market.

     In July 2001, our common stock was delisted from trading on the Nasdaq National Market because our common stock did not meet the requirements for continued listing. Delisting may negatively impact the value of our common stock as securities trading on the over the counter market are typically less liquid and trade with larger variations between the bid and ask price.

     The market price for our common stock has been adversely affected by the general depression of stock prices of Internet-related companies.

     The trading prices of many technology and Internet-related companies' stocks are currently at historical lows. A rise in the market price of our common stock is dependent upon a recovery in the markets for technology companies. If stock prices for technology companies do not generally increase, it is likely that our stock price will remain at historically low levels.

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

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

     As of June 30, 2001, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company had no material investments as of June 30, 2001, and therefore was not subject to significant market risks.

Item 8.  Financial Statements and Supplementary Data.

     The financial statements required by this Form 10-K appear herein commencing on page F-1.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures.

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

              (6) Albright, Persing & Associates Ltd. has furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16 to this Form 10-KSB for the year ended June 30, 2000.

         (b)  New independent auditors

              (1) We engaged Ernst & Young LLP as our new independent auditors as of December 8, 1999. During the fiscal years ended June 30, 1998 and 1999 and through December 8, 1999, we did not consult with Ernst & Young LLP on items which
                     (A) were or should have been subject to SAS 50 or (B) concerned the subject matter of a disagreement or reportable event with our former accountants (as described in Regulation S-B, Item 304).

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information regarding directors and executive officers of the Company will be set forth under the captions "Executive Officers" and "Election of Directors" in the Company's proxy statement related to the Company's annual meeting of stockholders for the fiscal year ended June 30, 2001 (the "Proxy Statement") and is incorporated herein by reference. Information required by Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.  Executive Compensation.

     Information required by this item will be set forth under the caption "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     Information required by this item will be set forth under the caption "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information required by this item will be set forth under the caption "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

          (a) (1) and (2) All required financial statements and financial statement schedules appear herein commencing on page F-1.

              (3) See Exhibit Index following the signature page of this Form
                  10-K.

          (b) Reports on Form 8-K:

              (1) The Company filed a Current Report on Form 8-K on June 6, 2001 that included the Securities Purchase Agreement and the Loan Agreement, dated June 6, 2001, between the Company and Homemark, and a press release related thereto.

                          HOMESEEKERS.COM, INCORPORATED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Report of Ernst & Young LLP, Independent Auditors .....................................................................     F-1
Report of Independent Certified Public Accountants--Albright, Persing & Associates, LTD. ..............................     F-2
Consolidated Balance Sheets at June 30, 2001 and 2000 .................................................................     F-3
Consolidated Statements of Operations for the Years Ended June 30, 2001, 2000 and 1999 ................................     F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the Years Ended June 30, 2001, 2000 and 1999 ............     F-5
Consolidated Statements of Cash Flows for the Years Ended June 30, 2001, 2000 and 1999 ................................     F-8
Notes to Consolidated Financial Statements ............................................................................    F-10

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders
HomeSeekers.com, Incorporated

We have audited the accompanying consolidated balance sheets of HomeSeekers.com, Incorporated as of June 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSeekers.com, Incorporated as of June 30, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming HomeSeekers.com, Incorporated will continue as a going concern. As discussed in
Note 2, the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to the Company's ability to secure additional financing raise substantial doubt about the Company's ability to continue as a going concern, and indicates the Company may have to consider curtailing or ceasing operations, including the possibility of filing bankruptcy. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                          ERNST & YOUNG LLP

Reno, Nevada
September 19, 2001

               Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders
HomeSeekers.com, Incorporated

         We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows for the year ended June 30, 1999. These financial statements are the responsibility of HomeSeekers.com, Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of HomeSeekers.com, Incorporated and subsidiaries for the year ended June 30, 1999, in conformity with generally accepted accounting principles.

                          Albright, Persing & Associates, LTD.

Reno, Nevada

July 22, 1999, except for Note 3, as to
which the date is August 4, 1999

                          HOMESEEKERS.COM, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)



                                                                                                               2001        2000
                                                                                                             --------    --------

                                     ASSETS

Current assets
   Cash and cash equivalents .............................................................................    $  1,433     $  2,078
   Accounts receivable, net of allowance for uncollectible accounts of $288 in 2001 and $141 in 2000 .....         513        1,023
   Accounts and notes receivable, related parties ........................................................         179          159
   Prepaid expenses ......................................................................................         511          897
                                                                                                              --------     --------
      Total current assets ...............................................................................       2,636        4,157
Investments, net of valuation allowance of $170 in 2001 and $3,153 in 2000 ...............................          30        3,535
Investment in foreign affiliate ..........................................................................          --        7,517
Property and equipment, net ..............................................................................       2,561        2,935
Purchased intangible assets, net of accumulated amortization of $1,281 in 2001 and $4,559 in 2000 ........       3,262       21,759
Other assets .............................................................................................         234          123
                                                                                                              --------     --------
                                                                                                              $  8,723     $ 40,026
                                                                                                              ========     ========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable ......................................................................................    $  3,114     $  1,570
   Accrued payroll and other liabilities .................................................................       2,631        1,480
   Liability under purchase agreement ....................................................................         500        1,500
   Long-term obligations, current portion ................................................................       2,249           98
   Deferred revenue ......................................................................................       3,887        4,162
                                                                                                              --------     --------
      Total current liabilities ..........................................................................      12,381        8,810
Long-term liabilities
   Long-term obligations .................................................................................         125          153
   Deferred revenue ......................................................................................       1,633          862
                                                                                                              --------     --------
      Total long-term liabilities ........................................................................       1,758        1,015
Commitments and contingencies
Stockholders' equity (deficit)
   Common stock; $.001 par, 50,000,000 shares authorized; 47,091,597 shares and 21,433,210
    shares issued and outstanding at June 30, 2001 and 2000, respectively.................................          47           21
   Additional paid-in capital ............................................................................      87,302       72,113
   Accumulated other comprehensive loss ..................................................................        (170)        (653)
   Accumulated deficit ...................................................................................     (92,587)     (40,960)
   Note receivable from officer ..........................................................................          (8)        (320)
                                                                                                              --------     --------
      Total stockholders' equity (deficit) ...............................................................      (5,416)      30,201
                                                                                                              --------     --------
                                                                                                              $  8,723     $ 40,026
                                                                                                              ========     ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
             (Amounts in thousands, except share and per share data)

                                                            2001             2000           1999
                                                        ------------    ------------    ------------
Revenues ............................................   $     17,392    $     11,090    $      3,419
Cost of revenues ....................................         13,559           9,404           1,612
                                                        ------------    ------------    ------------
   Gross profit .....................................          3,833           1,686           1,807
                                                        ------------    ------------    ------------
Operating expenses:
    Operating expenses ..............................         27,520          22,002           6,435
    Depreciation and amortization ...................          5,442           2,403             531
    Write down of investments and intangible assets ..        20,130           2,793              --
                                                        ------------    ------------    ------------
                                                              53,092          27,198           6,966
                                                        ------------    ------------    ------------
Loss from operations ................................        (49,259)        (25,512)         (5,159)
Other income (expense)
   Interest expense .................................           (944)            (77)            (31)
   Interest income ..................................             74             290             192
   Other, net .......................................         (1,498)            265             156
                                                        ------------    ------------    ------------
                                                              (2,368)            478             317
                                                        ------------    ------------    ------------
Net loss ............................................        (51,627)        (25,034)         (4,842)
Other comprehensive income (loss) ...................            483            (653)            700
                                                        ------------    ------------    ------------
Total comprehensive loss ............................   $    (51,144)   $    (25,687)   $     (4,142)
                                                        ============    ============    ============
Net loss ............................................   $    (51,627)   $    (25,034)   $     (4,842)
Preferred dividends paid ............................             --              --            (595)
                                                        ------------    ------------    ------------
Net loss attributable to common stockholders ........   $    (51,627)   $    (25,034)   $     (5,437)
                                                        ============    ============    ============
Basic and diluted net loss per common share .........   $      (1.66)   $      (1.47)   $       (.53)
                                                        ============    ============    ============
Shares used in computing basic and diluted share data     31,145,564      17,031,852      10,235,286
                                                        ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                    (Amounts in thousands, except share data)


                                       Series A                                                   Accumulated
                                    Preferred Stock      Common Stock     Additional Investment      Other
                                   ----------------    ----------------     Paid In      in      Comprehensive   Accumulated
                                   Shares    Amount    Shares    Amount     Capital     LLC           Loss         Deficit
                                   ------    ------    ------    ------   ---------- ----------  -------------   -----------
Balance at June 30, 1998            692,000     $1    7,460,703     $8      $11,112     $   -          $(700)     $(10,489)

Conversion of series A
   convertible preferred stock
   to common stock ..............  (692,000)    (1)    1,384,000     1            -         -               -            -
Shares issued for series A
   convertible preferred
   dividends ....................         -      -      108,432      -          595         -               -         (595)
Shares issued for cash ..........         -      -    4,418,595      5       12,472         -               -            -
Exercises of stock options ......         -      -      149,376      -          234         -               -            -
Exercises of warrants ...........         -      -    1,082,845      1        3,086         -               -            -
Conversion of convertible debt ..         -      -       70,123      -          141         -               -            -
Shares issued to effect
   acquisitions .................         -      -      220,872      -        1,246         -               -            -
Shares issued for services ......         -      -       51,337      -          105         -               -            -
Warrants issued for services ....         -      -            -      -           60         -               -            -
Reclassification of investment
   in LLC .......................         -      -            -      -            -      (450)              -            -
Comprehensive income (loss):
   Net loss .....................         -      -            -      -            -         -               -       (4,842)
   Reversal of prior year
      unrealized loss on
      securities ................         -      -            -      -            -         -             700            -

Comprehensive loss ..............         -      -            -      -            -         -               -            -
                                   --------    ---   ----------   ----      -------     -----            ----    ---------
Balance at June 30, 1999 ........        -     $ -   14,946,283   $ 15      $29,051     $(450)           $  -    $ (15,926)
                                   ========    ===   ==========   ====      =======     =====            ====    =========




                                         Note
                                      Receivable       Stockholders'
                                         from             Equity
                                       Officer          (Deficit)
                                      ----------       ------------
Balance at June 30, 1998                 $ -           $    (68)

Conversion of series A
   convertible preferred stock
   to common stock ..............          -                  -
Shares issued for series A
   convertible preferred
   dividends ....................          -                  -
Shares issued for cash ..........          -             12,477
Exercises of stock options ......          -                234
Exercises of warrants ...........          -              3,087
Conversion of convertible debt ..          -                141
Shares issued to effect
   acquisitions .................          -              1,246
Shares issued for services ......          -                105
Warrants issued for services ....          -                 60
Reclassification of investment
   in LLC .......................          -               (450)
Comprehensive income (loss):
   Net loss .....................          -             (4,842)
   Reversal of prior year
      unrealized loss on
      securities ................          -                700
                                                       --------
Comprehensive loss ..............          -             (4,142)
                                         ---           --------
Balance at June 30, 1999 ........        $ -           $ 12,690
                                         ===           ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- CONTINUED
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                    (Amounts in thousands, except share data)


                                                Series A                                                             Accumulated
                                             Preferred Stock          Common Stock       Additional    Investment       Other
                                            -----------------   -----------------------   Paid In          In       Comprehensive
                                            Shares     Amount      Shares       Amount    Capital          LLC          Loss
                                            ------     ------   ----------     --------  ---------     ----------   -------------

Balance at June 30, 1999 .................    -        $  -     14,946,283     $ 15      $ 29,051       $(450)        $    -

Securities acquired in
   settlement of investment in LLC .......    -           -                       -           793          450             -
Shares issued for services ...............    -           -        277,969        -         3,282            -             -
Warrants issued for services .............    -           -              -        -           463            -             -
Exercises of stock options ...............    -           -        677,497        -         1,495            -             -
Exercises of warrants ....................    -           -      1,026,039        1         3,033            -             -
Shares issued for cash ...................    -           -        917,407        1         5,436            -             -
Shares issued for asset and
   investment purchases ..................    -           -        341,077        -         3,838            -             -
Compensation charge for option
   exercise ..............................    -           -              -        -           156            -             -
Shares issued in business
   acquisitions ..........................    -           -      1,608,188        2        16,846            -             -
Shares and warrants issued for
   investment in foreign
   affiliate .............................    -           -      1,638,750        2         7,720            -             -
Issuance of note receivable to
   officer for option exercise ...........    -           -              -        -             -            -             -
Comprehensive loss:
   Net loss ..............................    -           -              -        -             -            -             -
Net unrealized loss on securities ........    -           -              -        -             -            -          (653)

Comprehensive loss .......................    -           -              -        -             -            -             -
                                            ---        ----     ----------      ---       -------         ----         -----
Balance at June 30, 2000 .................    -        $  -     21,433,210      $21       $72,113         $  -         $(653)
                                            ===        ====     ==========      ===       =======         ====         =====





                                                           Note
                                                        Receivable  Stockholders'
                                           Accumulated     from       Equity
                                             Deficit      Officer    (Deficit)
                                           -----------  ----------  ------------

Balance at June 30, 1999 .................  $(15,926)    $    -      $ 12,690

Securities acquired in
   settlement of investment in LLC .......         -          -         1,243
Shares issued for services ...............         -          -         3,282
Warrants issued for services .............         -          -           463
Exercises of stock options ...............         -          -         1,495
Exercises of warrants ....................         -          -         3,034
Shares issued for cash ...................         -          -         5,437
Shares issued for asset and
   investment purchases ..................         -          -         3,838
Compensation charge for option
   exercise ..............................         -          -           156
Shares issued in business
   acquisitions ..........................         -          -        16,848
Shares and warrants issued for
   investment in foreign
   affiliate .............................         -          -         7,722
Issuance of note receivable to
   officer for option exercise ...........         -       (320)         (320)
Comprehensive loss:
   Net loss ..............................   (25,034)         -       (25,034)
Net unrealized loss on securities ........         -          -          (653)
                                                                     --------
Comprehensive loss .......................         -          -       (25,687)
                                            --------     ------      --------
Balance at June 30, 2000 .................  $(40,960)    $ (320)     $ 30,201
                                            ========     ======      ========





              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) -- CONTINUED
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                    (Amounts in thousands, except share data)



                                                Series A                                                           Accumulated
                                             Preferred Stock          Common Stock       Additional  Investment       Other
                                            ------------------  -----------------------   Paid In        In       Comprehensive
                                              Shares   Amount      Shares       Amount    Capital       LLC           Loss
                                            --------- --------  ----------     --------  ---------   ----------   -------------
Balance at June 30, 2000 ..................      -      $--      21,433,210      $ 21     $72,113         $--            $(653)

Shares issued for services ................      -       --       2,977,960         3         838          --               --
Shares issued for interest expense ........      -       --          75,000        --          38          --               --
Warrants issued for services ..............      -       --              --        --         563          --               --
Warrants issued for interest expense ......      -       --              --        --         765          --               --
Exercises of stock options ................      -       --           3,334        --           2          --               --
Compensation expense from option repricings      -       --              --        --       2,270          --               --
Exercises of warrants .....................      -       --         200,000         1          37          --               --
Shares issued for cash ....................      -       --      14,378,746        14       7,466          --               --
Shares issued in payment of liabilities ...      -       --       1,417,196         1       1,032          --               --
Shares issued in business acquisitions ....      -       --       6,606,151         7       2,178          --               --
Reduction of note receivable from officer .      -       --              --        --          --          --               --
Comprehensive loss:
   Net loss ...............................      -       --              --        --          --          --               --
Net unrealized gain on securities .........      -       --              --        --          --          --              483

Comprehensive loss ........................      -       --              --        --          --          --               --
                                               ---      ---      ----------      ----     -------         ---            -----
Balance at June 30, 2001 ..................      -      $--      47,091,597      $ 47     $87,302         $--            $(170)
                                               ===      ===      ==========      ====     =======         ===            =====


                                                                   Note
                                                                Receivable     Stockholders'
                                               Accumulated         from          Equity
                                                 Deficit         Officer        (Deficit)
                                               -----------      ----------     ------------
Balance at June 30, 2000 ..................      $(40,960)         $(320)         $ 30,201

Shares issued for services ................            --             --               841
Shares issued for interest expense ........            --             --                38
Warrants issued for services ..............            --             --               563
Warrants issued for interest expense ......            --             --               765
Exercises of stock options ................            --             --                 2
Compensation expense from option repricings            --             --             2,270
Exercises of warrants .....................            --             --                38
Shares issued for cash ....................            --             --             7,480
Shares issued in payment of liabilities ...            --             --             1,033
Shares issued in business acquisitions ....            --             --             2,185
Reduction of note receivable from officer .            --            312               312
Comprehensive loss:
   Net loss ...............................       (51,627)            --           (51,627)
Net unrealized gain on securities .........            --             --               483
                                                                                  --------
Comprehensive loss ........................            --             --           (51,144)
                                                 --------          -----          --------
Balance at June 30, 2001 ..................      $(92,587)         $  (8)         $ (5,416)
                                                 ========          =====          ========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999
                             (Amounts in thousands)


                                                                                                      2001       2000         1999
                                                                                                   ---------   ---------   ---------
Cash flows from operating activities
   Net loss ....................................................................................   $(51,627)   $(25,034)   $ (4,842)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation .............................................................................      1,670         793         290
      Amortization .............................................................................      9,670       4,519         241
      Write down of investments and intangible assets ..........................................     20,130       2,793          --
      Equity in loss in foreign affiliate ......................................................        283          81          --
      Compensation expense from option repricings ..............................................      2,270          --          --
      (Gain) loss on sale of securities ........................................................        974         (46)       (200)
      Other ....................................................................................        405         (39)        (26)
      Common stock and warrants issued for services ............................................      1,404         653         165
      Common stock and warrants issued for interest ............................................        803          --          --
   Changes in assets and liabilities net of effect from acquisitions
      Accounts receivable ......................................................................        735       1,090      (1,471)
      Prepaid expenses .........................................................................        626        (550)       (279)
      Other assets .............................................................................       (111)        (86)         17
      Accounts payable .........................................................................      1,279         383         127
      Accrued payroll and other liabilities ....................................................        661       1,090         (12)
      Deferred revenue .........................................................................        496       1,864       1,779
                                                                                                   --------    --------    --------
           Net cash used in operating activities ...............................................    (10,332)    (12,489)     (4,211)
Cash flows from investing activities
   Purchase of property and equipment ..........................................................     (1,008)     (2,238)     (1,277)
   Purchase of intangible assets ...............................................................       (212)     (1,114)         --
   Issuance of notes receivable ................................................................         --        (440)       (150)
   Payments on notes receivable ................................................................        157         190          25
   Business acquisitions, net of cash ..........................................................         --      (1,441)         (8)
   Proceeds from sales of securities ...........................................................      1,291         101         600
   Proceeds from sales of property and equipment ...............................................          4         343          29
   Proceeds from sales of intangibles ..........................................................        354          --          --
   Payment from foreign affiliate ..............................................................        200         200          --
   Net change in other assets ..................................................................         --          --          80
   Investment in foreign affiliate .............................................................         --        (387)         --
                                                                                                   --------    --------    --------
           Net cash provided by (used in) investing activities .................................        786      (4,786)       (701)
Cash flows from financing activities
   Proceeds from notes payable--related parties ................................................         --          --         685
   Payments on notes payable--related parties ..................................................         --          --        (730)
   Proceeds from notes payable .................................................................      1,950          --         250
   Repayments of debt ..........................................................................       (569)     (1,232)       (672)
   Net proceeds from sale/exercise of common stock, options, and warrants ......................      7,520       9,968      15,798
                                                                                                   --------    --------    --------
           Net cash provided by financing activities ...........................................      8,901       8,736      15,331
                                                                                                   --------    --------    --------
Net increase (decrease) in cash and cash equivalents............................................       (645)     (8,539)     10,419
Cash and cash equivalents at beginning of year .................................................      2,078      10,617         198
                                                                                                   --------    --------    --------
Cash and cash equivalents at end of year .......................................................   $  1,433    $  2,078    $ 10,617
                                                                                                   ========    ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                       2001           2000           1999
                                                                                     --------       --------       --------

   Cash paid for interest ......................................................     $     69       $     77       $     13




   Cash paid for income taxes ..................................................     $     --       $     --       $      1





SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:


                                                                                       2001           2000           1999
                                                                                     --------       --------       --------
   Common stock issued for advertising/exclusive provider arrangement ..........     $     --       $  3,091       $     --
   Common stock issued for investment ..........................................           --          3,000             --
   Investment acquired for advertising arrangement .............................           --          2,000             --
   Investment acquired as settlement of investment in LLC ......................           --          1,243             --
   Property and equipment acquired by capital lease obligations ................          141             --             --
   Net change in investments and accumulated other comprehensive loss ..........          483           (653)           700
   Common stock and warrants issued for investment in foreign affiliate ........           --          7,722             --
   Common stock issued for purchased intangible assets .........................           --            838            200
   Investment acquired through reduction of accounts and notes receivable,
      related party ............................................................           --            208             --
   Common stock issued for payment of liabilities ..............................        1,033             --             50
   Common stock issued for preferred stock dividends ...........................           --             --            595
   Other .......................................................................          348             --            240

BUSINESS ACQUISITIONS

Shares issued in business acquisitions .........................................     $ (2,185)      $(16,848)      $   (971)
Cash paid ......................................................................           --         (1,441)            (8)
Liability under purchase agreement .............................................           --         (1,500)            --
Accounts receivable, net .......................................................          145            550            135
Prepaid expenses ...............................................................           30             37             --
Property and equipment .........................................................          298          1,932            108
Purchased intangible assets ....................................................        2,907         19,727          1,440
                                                                                     --------       --------       --------
Liabilities assumed ............................................................     $  1,195       $  2,457       $    704
                                                                                     ========       ========       ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation and Basis of Presentation

          The consolidated financial statements include the accounts of HomeSeekers.com, Incorporated and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year consolidated financial statements to conform to the current year's presentation and had no impact on loss from operations or net loss.

Segment Reporting

         During the year ended June 30, 1999, the Company adopted Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") which establishes standards for the way that public business enterprises report information about operating segments. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company has determined that for the years ended June 30, 2001, 2000 and 1999, it operated in one business segment, real estate technology and information. In addition, through June 30, 2001, the Company's operations were conducted primarily in the United States.

Revenue Recognition

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements "(SAB 101"). The Company adopted SAB 101 during the fourth quarter of fiscal year 2001 and such adoption did not have a material impact on its consolidated financial statements.

          The Company has also derived revenue from technology services provided and productivity and information tools sold to real estate professionals and consumers and from the sale of software licenses. The Company recognizes such revenue in accordance with Statement of Position 97-2, Software Revenue Recognition ("SOP 97-2"), as amended. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance, are non-refundable and have terms of one to two years.

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

Product Development Costs

         Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site are expensed as incurred. The Company accounts for the costs of developing software products to be sold in accordance with Statement of Financial Accounting Standards 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed" which requires the capitalization of costs only during the period from the establishment of technological feasibility to the time at which the product is available for general release to customers. In addition, the Company is involved in activities to continually improve existing products. These costs have been charged to operating expenses in the accompanying consolidated statements of operations in the amounts of $1,389,930, $1,413,186 and $517,440 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

Concentrations

         Concentration of Credit Risk--Financial instruments that potentially subject the Company to credit risk consist primarily of cash in bank, trade receivables, and receivables from related parties. At June 30, 2001 and 2000, substantially all trade receivables are due from customers within the real estate and related industries.

         Concentrations of Operations--All of the Company's current products are designed for operation in the national and international real estate markets. Any recessionary pressures or other disturbances in those markets could have an adverse effect on the Company's operations.

         For the year ended June 30, 1999, 19% of the Company's revenues were received from one customer for click-through customer leads generated from the Company's Internet site and from its proprietary software. In addition, 12% of the Company's revenues were received from one customer for the sale of mortgage leads. Revenues received from a related party for the sale of technology and custom programming accounted for 15% of the Company's revenues. For the years ended June 30, 2001 and 2000, no single customer accounted for over 10% of the Company's revenues.

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

Investments

         At June 30, 2001 and 2000, the Company's entire portfolio of marketable securities is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity. Realized gains or losses are included in other income (expense) in the statement of operations. The cost of securities sold is based on the specific identification method.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization is calculated using the straight-line method over estimated useful lives of 3 to 5 years, or the lease term, whichever is shorter.

Purchased Intangible Assets

         The Company's intangible assets, primarily purchased in business acquisitions, are stated at cost and are amortized on a straight-line basis over periods ranging from 3 to 15 years.

Asset Impairment

         The Company reviews its purchased intangible and other long-lived assets periodically in accordance with Statement of Financial Accounting Standard ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. When impairment indicators exist the Company determines potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized. As discussed in Note 7, the Company recorded significant impairment losses in fiscal 2001.

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

Advertising

         The Company accounts for advertising costs as expenses in the period in which they are incurred. Total advertising costs for the years ended June 30, 2001, 2000 and 1999 were $2,097,361, $1,854,212 and $548,089, respectively.

Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings per Share.

         Basic net loss per share has been determined using net loss divided by the weighted average shares outstanding during the period. Diluted EPS is computed by dividing net loss by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company incurred losses for fiscal years 2001, 2000 and 1999, basic and diluted losses per share are the same for these periods. Accordingly, options to purchase common stock outstanding at the end of fiscal years 2001, 2000 and 1999 of 6,853,580 shares, 7,068,446 shares and 4,082,874 shares, respectively, and warrants to purchase common stock in fiscal years 2001, 2000 and 1999 of 8,624,685 shares, 2,557,088 shares and 1,871,657 shares, respectively, were not included in the calculation of diluted loss per share.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards of derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. In July 1999, the Financial Accounting Standards Board issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". SFAS 137 deferred the effective date until the first fiscal quarter of the year ending June 30, 2001. The Company adopted SFAS 133 during the first quarter of fiscal year 2001, and such adoption did not have a material impact on its consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets". Under the new standards, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The new standards generally will be effective for the Company in the first quarter of fiscal 2003 and for business combinations consummated after June 30, 2001. The Company is currently assessing the financial impact SFAS No. 141 and No. 142 will have on its consolidated financial statements.

NOTE 2--BASIS OF PRESENTATION

         The Company incurred net losses of approximately $51,627,000, $25,034,000 and $4,842,000 during the years ended June 30, 2001, 2000 and 1999, respectively, and at June 30, 2001 had a working capital deficit of approximately $9,745,000, an accumulated deficit of approximately $92,587,000 and a stockholders' deficit of approximately $5,416,000. In addition, the Company used cash of approximately $10,332,000 to fund operations during the most recent year and continues to rely on outside financing. The report of independent auditors on the Company's June 30, 2001 financial statements includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. There is only a limited operating history with the existing business model, the Company has had substantial management turnover and has undergone significant restructuring of operations, and there is no assurance that necessary financing can continue to be obtained. Subsequent to June 30, 2001 the Company's cash position has deteriorated. The Company has been unable to obtain sufficient additional financing and may have to consider curtailing or ceasing operations, including the possibility of filing bankruptcy. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

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

Genstar Media

         On August 4, 1998, the Company purchased substantially all of the assets of Genstar Media, a sole proprietorship engaged in the business of offering websites and e-mail to realtors. These assets included the customer base, computers and other media equipment, and the business name. The purchase price consisted of 50,000 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $225,000 based on the fair market value of the common stock on the date of acquisition. In addition, the Company committed to the contingent issuance of common stock having an aggregate value of $400,000 if certain revenue thresholds were met. During the years ended June 30, 2000 and 1999, the revenue levels were met and the additional common stock was issued and the Company allocated an additional $400,000 to the customer base. During the year ended June 30, 2000, the net remaining unamortized balance of the customer base relating to these increases of approximately $267,000 was written off. See Note 7.

Holloway Publications, Inc. ("HPI")

         On May 28, 1999, the Company acquired all of the issued and outstanding common stock of Holloway Publications, Inc., a non-public real estate magazine publication company, in exchange for 150,872 shares of the Company's common stock, valued at approximately $971,000 based on the fair market value of the Company's common stock at the date of acquisition. In addition, subsequent to the purchase date, the Company paid off all the outstanding bank notes payable of Holloway Publications, Inc., along with certain accounts payable and stockholder loans, in the total amount of approximately $475,000. The excess of cost over the fair market value of the net assets acquired was approximately $1,304,000, which was being amortized over 15 years. During fiscal year 2001, the Company discontinued the operations of HPI and accordingly wrote off the $1,145,000 net remaining unamortized balance of this intangible asset. Revenues recognized during fiscal years 2001 and 2000 totaled $1,437,000 and $1,540,000, respectively.

TDT, LLC ("Terradatum")

         On September 30, 1999, the Company acquired 100% of Terradatum, a developer, marketer, and licensor of Internet-based multiple listing service systems. Consideration consisted of 640,000 shares of the Company's common stock valued at approximately $7,960,000 based on the fair market value of the Company's common stock at the date of acquisition and $200,000 in cash. The acquisition agreement called for the issuance of additional shares of the Company's common stock and additional cash consideration of $1,500,000 if the market price of the Company's common stock was below certain levels prior to the first anniversary of the closing date, and $1,500,000 was recorded as a current liability as of June 30, 2000 because the market price of the Company's common stock was projected to be below the stipulated level. The purchase price, including the additional payment, was allocated primarily to purchased technology in the approximate amount of $7,966,000, which is being amortized over 3 years. The market price of the Company's common stock was below the levels stipulated by the acquisition agreement, and during fiscal year 2001, the Company issued a total of 1,984,146 shares of the Company's common stock for the fair market value adjustment and in payment of $1,000,000 of the liability, with no further value recorded to the purchased technology for the issuance of these shares.

         During the latter part of fiscal 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $2,730,000 during the fourth quarter (Note 7).

Information Management Company, Inc. ("IMCO")

         On September 30, 1999, the Company completed its acquisition of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 341,151 shares of the Company's common stock valued at $1,000,000, based on the fair market value of the stock given in the acquisition. The acquisition agreement provides for additional consideration of $1,000,000 payable in the Company's common stock on the first and second anniversaries of the agreement. This amount was recorded as additional purchase price and included as additional paid in capital. The purchase price was allocated primarily to purchased technology in the approximate amount of $1,918,000, which is being amortized over 3 years. During the fiscal year 2001, the Company issued 199,203 additional shares of its common stock to the prior owners of IMCO for the first anniversary installment, with no further value recorded to the purchased technology for the issuance of these shares.

         During the latter part of fiscal 2001, the Company restructured the operations of this entity, discontinued the use of the purchased technology, and recorded an impairment charge of approximately $866,000 during the fourth quarter (Note 7).

Home Seekers Magazines, Inc. ("HMI")

         On February 8, 2000, the Company completed the acquisition of Home Seekers Magazines, Inc., a real estate magazine publication company, for approximately $1,053,000 in cash and the assumption of approximately $1,189,000 in liabilities. The excess cost over the fair market value of the net assets acquired was approximately $1,858,000, which was being amortized over 15 years. During fiscal year 2001, the Company sold the magazine publication businesses comprising HMI to four separate buyers and recognized a loss of $1,347,000, including the write-off of the $1,267,000 net remaining balance of the intangible asset. Revenues recognized during fiscal years 2001 and 2000 totaled $1,551,000 and $746,000, respectively.

Information Solutions Group, Inc. ("ISG")

         On April 3, 2000, the Company acquired Information Solutions Group, a real estate electronic forms provider. The purchase price consisted of 279,400 shares of the Company's common stock valued at approximately $4,238,000, based upon the average closing price of the stock on specified days preceding the date of acquisition, the assumption of liabilities of approximately $849,000 and other costs aggregating $346,000. The original acquisition agreement provided for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding the first anniversary of the closing date and if certain revenue targets were met, for which the Company recorded an additional $1,000,000 at June 30, 2000. The purchase price was allocated partially to intangible assets in the amount of approximately $1,500,000, which are being amortized over 3 years. The excess of cost over the fair market value of the net assets acquired was approximately $4,705,000, which is being amortized over 5 years. During fiscal year 2001, the acquisition agreement was amended, and the Company issued 2,200,000 additional shares of the Company's common stock as final payment of further consideration due under the agreement with no further value recorded to the purchased intangible assets for the issuance of the shares. The amended agreement required the Company to register the additional shares by February 28, 2001. As of September 19, 2001, the Company had not completed the registration.

         During the latter part of fiscal 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $4,112,000 during the fourth quarter (Note 7).

Connect2Call ("C2C")

         On June 9, 2000, the Company acquired C2C, a developer of voice-over-internet protocol and web-enabled, interactive voice communication technologies. The purchase price consisted of 347,639 shares of the Company's common stock valued at approximately $1,434,000 based on the fair market value of the Company's common stock at the date of acquisition. The acquisition provides for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding effective registrations and certain earnings targets. The purchase price was allocated primarily to purchased technology and a covenant not to compete in the approximate amounts of $699,000 and $675,000, respectively, and is being amortized over three years. During fiscal year 2001, the Company issued 106,948 additional shares of the Company's common stock to the prior owners of C2C, with no further value recorded to the purchased intangible assets for the issuance of shares.

Immediate Results Through Intuitive Systems, LLC ("IRIS")

         On July 21, 2000, the Company completed the acquisition of Immediate Results Through Intuitive Systems, LLC, a provider of productivity software to real estate professionals, through payment of $25,000 cash, the issuance of 500,000 shares of the Company's common stock and the assumption of liabilities of $1,195,000. The purchase agreement provided for additional consideration of up to 2,900,000 shares of the Company's common stock on specified dates within the first year of the agreement, and the Company issued 2,900,000 additional shares of the Company's common stock to the prior owners of IRIS during fiscal year 2001. The 3,400,000 total shares of the Company's common stock issued in the acquisition were valued at $2,587,000, based on an average of closing prices per share of the Company's common stock just prior to and after the dates the shares were issued. The purchase price was allocated primarily to purchased technology and a covenant not to compete in the approximate amounts of $2,809,000 and $500,000, respectively, and is being amortized over three years. The purchase agreement required the Company to register any shares issued as additional consideration by September 19, 2001. As of September 19, 2001, the Company had not completed the registration.

         During the latter part of fiscal 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $1,747,000 during the fourth quarter (Note 7).

         The following unaudited pro forma summary presents financial information as if the acquisitions discussed above occurred as of the beginning of the Company's fiscal years ended June 30, 2001 and 2000. The pro forma amounts include certain adjustments, primarily to record additional amortization of purchased intangible assets and deferred revenue, and do not reflect any benefits from economies that might be achieved from combining operations. The pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operation of the combined companies.

              (Amounts in thousands, except per share data, unaudited)       2001        2000        1999
                                                                             ----        ----        ----

              Revenues .................................................     $ 17,588    $ 18,841    $ 13,088
                                                                             ========    ========    ========

              Net loss .................................................     $(51,913)   $(30,034)   $(10,129)
                                                                             ========    ========    ========
              Basic and diluted net loss per common share ..............     $  (1.57)   $  (1.42)   $  (0.85)
                                                                             ========    ========    ========

NOTE 4--INVESTMENTS

         As of June 30, 2001 and 2000, the Company had investments as follows:

                                                                             2001           2000
                                                                             ----           ----
           Investments in marketable securities..........................   $ 30,000    $1,035,100
           Investment in non-public company, related party...............          -     2,500,000
                                                                            --------    ----------
                                                                            $ 30,000    $3,535,100
                                                                            ========    ==========


         Descriptions of the investments, as well as certain transactions occurring during the years ended June 30, 2001 and 2000, are described in the following paragraphs.

Investments in marketable securities

         The Company's investments in marketable securities are held for an indefinite period and thus are classified as available for sale. Investments in marketable securities at June 30, 2001 and 2000 are summarized as follows:


                                                             2001                                      2000
                                                             ----                                      ----
                                                            Gross                                     Gross
                                                          Unrealized                               Unrealized
                                                             Gain        Fair           1999          Gain           Fair
                                             Cost           (Loss)       Value          Cost         (Loss)          Value
                                             ----           ------       -----          ----         ------          -----
Common stock.............................    $      -      $       -      $     -    $1,242,870     $(830,670)    $   412,200
Common stock, related party..............     200,000       (170,000)       30,000      445,700        177,200        622,900
                                             --------      ---------      --------   ----------     ---------     -----------
                                             $200,000      $(170,000)     $ 30,000   $1,688,570     $(653,470)    $ 1,035,100
                                             ========      =========      ========   ==========     =========     ===========


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

         During the year ended June 30, 2000, the Company sold its 50% interest in the LLC to Finet.com for 600,000 common shares of Finet.com. The Company recorded its investment based on the Finet.com quoted market price less a discount of 15%, as the shares were unregistered. The offset to equity was eliminated as a result of the sale of the Company's interest. In addition, the Company entered into a settlement agreement and release with Finet.com whereby both parties are effectively released from the licensing agreement. The Company received total cash payments of $753,000, which was recorded as $410,000 in revenue associated with click-throughs provided and $343,000 for a refund of the unamortized portion of purchased technology acquired from Finet.com during fiscal 1999. The Company sold the 600,000 common shares of Finet.com and recognized a loss of $822,000 during the year ended June 30, 2001, which is included in other expense on the accompanying statement of operations, and substantially all of which was included as a part of accumulated other comprehensive loss at June 30, 2000.

Common stock, related party

         The Company owns common stock of Webquest, Inc., a company considered a related party as a former officer and two former members of the Company's Board of Directors also served on the Webquest board.

         Prior to fiscal 1999, the Company had received 700,000 shares of Webquest common stock in lieu of cash payment for the license of technology, and the associated revenue had been deferred due to collectibility issues. During the year ended June 30, 1999, the Company sold 400,000 shares of the stock to an unaffiliated party for $600,000. Since the revenues earned by the Company had been deferred, the sale of stock enabled the Company to recognize $400,000 in deferred revenue and a gain on sale of $200,000. Additionally, the Company acquired an additional 100,000 shares of the common stock as consideration for selling certain technology that had previously been licensed to Webquest. Additionally, the Company recorded other comprehensive income during fiscal year 1999 of $700,000 to reverse the write down of the investment that had been recorded at June 30, 1998.

         During fiscal year 2000, the Company received an additional 400,000 shares of Webquest common stock in payment of notes and accounts receivable due and as consideration for the termination of certain operating agreements. At various dates during fiscal year 2000, the Company sold 54,300 shares of the common stock recognizing a gain on sale included in other income of approximately $46,000. During fiscal year 2001, the Company sold 245,700 shares of the common stock recognizing a loss on sale included in other expense of approximately $152,000. At June 30, 2001, the Company owned 500,000 shares of common stock valued at $30,000.

         During the years ended June 30, 2001, 2000 and 1999, the Company recorded revenues from the above related party of $0, $370,000 and $501,355, respectively, related to the technology licensing and custom programming fees.

Investment in non-public company-related party

         The Company owns common stock of BuySellBid.com, a company considered a related party as a former Company officer and former member of the Board of Directors is also on the BuySellBid.com board.

         During the year ended June 30, 2000, the Company entered into certain agreements with BuySellBid.com, a non-public company. These agreements consisted of an exclusive provider arrangement where the Company provides all of BuySellBid.com's real estate information, and certain advertising contracts whereby the Company and BuySellBid.com provide banner advertising on their respective websites. As a result of these agreements, the Company received a total of 2,000,000 shares of BuySellBid.com common stock in exchange for 507,615 shares of the Company's common stock and a $1,000,000 cash payment. Valuation of the common stock acquired was based on the offering price of shares being sold in a private placement offering at the time the agreements were entered into, resulting in a total value of $5,000,000 for BuySellBid.com common stock. The advertising agreements were treated as a non-monetary exchange resulting in the advertising revenue being netted with advertising expense over their respective terms. At June 30, 2000, the Company reserved $2,500,000 of the value of the investment due to the impairment resulting from continuing losses of BuySellBid.com and the uncertainties of recovery.

         During the year ended June 30, 2001, the Company sold 310,800 shares of BuySellBid.com common stock for proceeds of $777,000, which was recorded as an offset to the carrying value of the remaining investment in the common stock. Because of continuing losses of BuySellBid.com and uncertainties of recovery, the remaining investment in the common stock of BuySellBid.com was written off, resulting in a loss of $1,723,000, of which $861,000 was written off during the fourth quarter.


NOTE 5--INVESTMENT IN FOREIGN AFFILIATE

         In May 2000, the Company completed an agreement to acquire an equity interest in, and enter into an operating agreement with the property portal! Limited, a Hong Kong company that operates an Asian Internet real estate portal ("pp.com").

         In the transaction, the Company issued 1,638,750 of its common shares, valued at approximately $6,452,000, in exchange for 1,613,000 shares of pp.com, representing approximately a 23% ownership of pp.com. In addition, the Company issued to the stockholders of pp.com fully vested warrants to purchase an aggregate of 1,000,000 shares of the Company's common stock at $7 per share. The warrants were exercisable for one year after the date of issue. The estimated fair value of the warrants, $1,270,000, was recorded as a component of the investment in pp.com, and valued using the Black-Scholes valuation method using a volatility of 1.226.

         The operating agreement was a technology consulting and license agreement whereby the Company granted a license to its products for sales in the territory of the People's Republic of China (including Hong Kong and Taiwan), Malaysia, Singapore and Thailand. Pursuant to the agreement, the Company was to be paid an initial fee of $1,800,000. The Company received $200,000 in May 2000 and was to receive $1,600,000 following the completion of a defined trial period. After the first anniversary date of the agreement, pp.com was to pay the Company a royalty equal to 14% of all revenue derived from the commercial use by pp.com of any services or technology provided by the Company. The agreement was for a period of ten years, subject to earlier termination by the parties under certain terms of the agreement.

         The investment in pp.com was accounted for using the equity method of accounting, with inter-company accounts and transactions eliminated. The Company's equity in the net loss of pp.com for the year ended June 30, 2001 and for the period May 16 to June 30, 2000 was $282,914 and $81,308, respectively, which was included in other expense. The excess of the Company's cost of the investment over the Company's equity in the net assets of pp.com was being amortized over a period of three years. Amortization expense for the years ended June 30, 2001 and 2000 were $1,934,393 and $310,988, respectively. Payments received from pp.com under the operating agreement were to be applied as a reduction of the investment until such time as the investment was fully recovered, then recognized as other income thereafter.

        During the third quarter of fiscal 2001, the Company wrote its remaining investment in pp.com down to $1,000,000 and restructured its agreement with pp.com. pp.com elected to merge with iShowFlat in a stock-for-stock exchange pursuant to which the Company owns approximately 11% of the merged company and terminated pp.com's exclusive agreement for the development and marketing of the Company's technology in Asia. iShowFlat paid the Company $200,000 cash in May 2001 for non-exclusive agency rights to the Company's technology in Asia. Because of iShowFlat's inability to raise necessary capital and its ongoing operating losses, the Company wrote off the $732,000 balance of its investment during the fourth quarter.


NOTE 6--PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at June 30:

                                                                                   2001          2000
                                                                                   ----          ----
            Computer equipment..............................................     $2,986,024   $ 3,132,682
            Computer software...............................................        847,613       536,113
            Furniture and office equipment..................................        864,547       629,768
            Leasehold improvements..........................................        392,873       300,367
            Vehicles........................................................         55,000        55,000
                                                                                -----------   -----------
                                                                                  5,146,057     4,653,930
            Less: accumulated depreciation and amortization.................     (2,585,117)   (1,719,170)
                                                                                -----------   -----------
                                                                                $ 2,560,940   $ 2,934,760
                                                                                ===========   ===========


         Depreciation expense for the fiscal years ended June 30, 2001, 2000 and 1999 amounted to $1,670,393, $792,976 and $281,789, respectively. The Company has computer equipment and software with a net book value of $293,414 and $148,550, respectively (accumulated depreciation of $238,342 and $102,669, respectively) under capital leases at June 30, 2001 and 2000.


NOTE 7--PURCHASED INTANGIBLE ASSETS

         Purchased intangible assets consist of the following at June 30:


                                                                          Amortization
                                                                             period             2001             2000
                                                                             ------             ----             ----
            Acquired technology........................................         3 years      $ 2,693,240     $ 12,220,045
            Cost in excess of net assets of acquired businesses........      3-15 years          210,350        8,963,592
            Covenants not to compete...................................         3 years        1,114,632        1,289,632
            Customer lists.............................................         3 years                -        1,478,806
            Exclusive provider agreements..............................         3 years                -        1,841,380
            Other......................................................       1-2 years          525,276          525,276
                                                                                             -----------     ------------
                                                                                               4,543,498       26,318,731
            Less accumulated amortization..............................                      (1,281,004)      (4,559,837)
                                                                                             -----------     ------------
                                                                                             $ 3,262,494     $ 21,758,894
                                                                                             ===========     ============

         Amortization expense was $7,734,956, $4,209,218 and $241,025 for the years ended June 30, 2001, 2000 and 1999, respectively.

         The Company performed an assessment of the carrying value of its long-lived assets to be held and used, including significant amounts of purchased intangible assets recorded in connection with its various acquisitions. This assessment was performed pursuant to SFAS 121 due to significant negative industry and economic trends affecting both the Company's current and future operations, as well as the general decline of technology valuations. Management concluded that the decline in market conditions within the Company's industry was significant and other than temporary. As a result of this assessment, along with the Company's decision to discontinue its publishing operations in the third quarter and consolidation and restructuring of other acquired businesses primarily in the fourth quarter, the Company wrote down $13,307,860 of impaired purchased intangible assets, of which $10,221,295 was recorded in the fourth quarter. Such assets were written down based on the amount by which the carrying amount exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating divisions that had separately identifiable cash flows. The cash flow periods used were three years with a discount rate of 15%, which are assumptions that reflect management's best estimates.

NOTE 8-- LONG-TERM DEBT

         Long-term debt consisted of the following at June 30:

                                                                                                   2001           2000
                                                                                                   ----           ----
            Notes payable to individuals, with interest at 9%, unsecured, due September 30,
               2001, convertible into shares of the Company's common stock at the option of
               the holders..................................................................   $   200,000     $        -

            Notes payable to E-Home.com, Inc. ("Homemark" see Note 13), with interest at 8%, secured by certain assets of the Company, due September 30 to December
               31, 2001.....................................................................     1,000,000              -

            Note payable to a former Director of the Company, with stated interest at
               17.8%, secured by certain assets of the Company, past due....................       250,000              -


            Note payable to a former Director of the Company, with interest at 9%, secured
               by certain assets of the Company, past due...................................       500,000              -


            Notes payable to unrelated parties, with interest rates from 5.7% to 9.5%, collateralized by personal guarantees of certain employees and stockholders
               of the Company, due April 2005...............................................        50,104         91,970

            Capital lease obligations (Note 11).............................................       273,156        159,575


            Other...........................................................................       100,701              -
                                                                                               -----------     ----------

            Total...........................................................................     2,373,961        251,545
            Less current portion............................................................    (2,248,773)       (98,324)
                                                                                               -----------     ----------

            Long-term portion...............................................................   $   125,188     $  153,221
                                                                                               ===========     ==========



         Future maturities of long-term debt at June 30, 2001 are as follows:


                Year ending June 30:
                2002......................................................................     $ 2,248,773

          2003 ....................................................      95,742
          2004 ....................................................      29,446
                                                                     ----------
          Total                                                      $2,373,961
                                                                     ==========

     The note payable of $500,000 to a former Director contains a late payment penalty clause requiring the Company to issue warrants to purchase 100,000 shares of the Company's common stock on April 9, 2001, the original due date, and additional warrants to purchase 100,000 shares of the Company's common stock each week thereafter until the note is repaid. As of June 30, 2001 warrants to purchase a total of 1,200,000 shares of the Company's common stock at exercise prices ranging from $0.19 to $0.80 per share were to be issued to the former Director. The former director was also issued a warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.19 per share at the time the loan was made. The Company recognized interest expense of $605,169 attributable to these warrants for the year ended June 30, 2001. The warrants vest immediately and expire three years from the date of issuance.

     The Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.43 per share in connection with the loan of $250,000 from a former Director of the Company. In addition the Company issued a total of 75,000 shares of the Company's common stock to the former Director to extend the due date of the loan. The Company recognized interest expense of $87,000 and $38,000 attributable to these warrants and shares, respectively, for the year ended June 30, 2001. The warrants vest immediately and expire three years from the date of issuance.

     The Company issued warrants to purchase a total of 250,000 shares of the Company's common stock at an exercise price of $0.25 per share to the individuals who loaned the Company $200,000. The warrants vest immediately and expire three years from the date of issuance. The Company recognized interest expense of $72,500 attributable to the warrants for the year ended June 30, 2001. These notes payable also include a late payment penalty clause whereby the Company would be required to issue 100,000 warrants per week for each note payable until the notes are repaid. The due dates of these notes are September 30, 2001.

     The interest rate on capitalized leases varies from 12.0% to 32.1% and is imputed based on the lessor's implicit rate of return.

NOTE 9--STOCKHOLDERS' EQUITY (DEFICIT)

     The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share, 5,000,000 shares of Class A preferred stock, par value $.001 per share, of which 5,000 have been designated as Class A, Series 1, 200,000 shares of Class B preferred stock, par value $10.00 per share, and 4,800,000 shares of undesignated preferred stock, par value $.001 per share. Terms of the Class A, Class B and undesignated preferred stock are to be prescribed by resolution of the Board of Directors. At June 30, 2001 and 2000, there were no outstanding shares of preferred stock. In July 2001, the Board of Directors of the Company adopted a resolution proposing that the Articles of Incorporation be amended to increase the authorized number of shares of common stock to 200,000,000, subject to stockholder approval of the amendment.

Common Stock

     As of June 30, 2001, the Company had 47,091,597 common shares issued and outstanding, 6,853,580 outstanding options issued pursuant to the Company's Amended and Restated 1996 Stock Option Plan, as amended (the "1996 Plan") and 8,624,685 outstanding warrants. The Company will require an increase in the number of authorized shares of common stock to enable the future exercises of the outstanding options and warrants.

     During fiscal year 2001, warrants to purchase 200,000 common shares were exercised at a price of $0.19 per share and options to purchase 3,334 common shares were exercised at a price of $0.59 per share. Warrants to purchase 1,026,039 and 1,082,845 common shares were exercised during fiscal 2000 and 1999 at prices averaging $2.96 and $2.85 per share. Options to purchase 677,497 and 149,376 common shares were exercised during fiscal 2000 and 1999 at an average price of $2.21 and $1.56 per share.

Common Stock Warrants

     Warrants for the purchase of common shares that were issued and outstanding as of June 30, 2001 are summarized below:

               Number of              Exercise            Expiration
                                                          ----------

                      Warrants           Price
                      --------           -----

                      2,263,000       $0.13-$0.49       2003-2006
                      3,778,075         0.50-0.80       2002-2004
                      1,533,334         1.47-1.50       2002-2004
                        308,649         2.38-2.47       2003-2005
                        468,527         2.50-3.00       2002-2004
                         18,100              4.00            2002
                        150,000              5.50            2002
                         50,000              6.06            2002
                         55,000             10.19            2003
                     ----------
                      8,624,685
                     ==========

     During fiscal 2001, a total of 7,439,098 warrants expiring on various dates in 2002 through 2006 to purchase common shares at exercise prices of $0.19 to $3.00 were issued to consultants and investors. During fiscal 2000, a total of 1,809,877 warrants expiring on various dates in 2000 through 2004 to purchase common shares at exercise prices of $2.38 to $10.81 were issued to consultants and investors. During fiscal 1999, a total of 1,154,708 warrants expiring on various dates in 1999 through 2004 to purchase common shares at exercise prices of $2.00 to $6.25 were issued to consultants and investors.

Dividends

     During the year ended June 30, 1999, all 692,000 shares of Class A convertible preferred stock were converted to common stock. The Company paid dividends in arrears on the converted shares at an average rate of $0.86 per share, and the dividends were paid in full by the issuance of 108,432 shares of common stock.

NOTE 10--1996 STOCK OPTION PLAN

     On October 9, 1996, the Company's Board of Directors ratified a stock option plan (the "1996 Plan") under which the Company may grant qualified and non-qualified incentive stock options to employees, directors, and consultants. As part of the provisions of the plan, the Company may grant, but is not obligated to grant, options that include reload features.

     Options granted generally have terms from one to five years from the date of grant and generally vest immediately or ratably over their terms. The exercise price of incentive stock options granted under the plan may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. For a person who at the time of the grant owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options granted under the plan may not be less than 110% of the fair market value of the common stock on the date of the grant. During fiscal year 1999, the Company amended and restated the 1996 Plan to allow employees 90 days after separation from the Company to exercise all vested options. In addition, during fiscal year 2000, the stockholders approved an amendment to increase the authorized shares under the plan from 5,500,000 shares to 11,500,000 shares.

     On January 12, 2001, the Company's Board of Directors approved the repricing of all outstanding employee stock options to $0.593 per share. Prior vesting schedules and the number of shares underlying the options remained unchanged. In April 2001, the Company's Board of Directors approved the repricing of all outstanding options of certain officers and managers of the Company to $0.13 per share in consideration for reductions in salary. These options now require variable accounting treatment, with appropriate charges to compensation expense in future reporting periods as the market price of the Company's common stock fluctuates. The market price of the Company's common stock on June 30, 2001 was $0.62 per share, resulting in compensation expense for fiscal year 2001 of approximately $2.27 million.

     The Company applies APB Opinion 25 in accounting for its fixed stock option plan. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for new issuances under the plan in 2001, 2000 and 1999. Had compensation cost been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss and earnings per share would have been impacted as follows:

                  (Amounts in Thousands, Except Per Share Data)

                                                  2001        2000       1999
                                                  ----        ----       ----

   Net Loss
      As reported ............................  $(51,627)   $(25,034)  $ (4,842)
                                                ========    ========   ========

      Pro forma ..............................  $(61,201)   $(28,280)  $ (7,165)
                                                ========    ========   ========

   Basic and Diluted Loss Per Share
      As reported ............................  $  (1.66)   $  (1.47)  $  (0.53)
                                                ========    ========   ========

      Pro forma ..............................  $  (1.96)   $  (1.66)  $  (0.70)
                                                ========    ========   ========

     The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for fiscal 2001, 2000 and 1999:

                                                   2001          2000        1999
                                                   ----          ----        ----
     Dividend Yield ........................              0%          0%          0%
     Risk-Free Interest Rate ...............            5.0%    5.5-6.9%        5.5%
     Expected Life .........................       3-4 years   3-7 years   3-8 years
     Expected Volatility ...................  121.10-166.40%     121.10%     108.40%

     Expected lives are equal to the remaining option terms for all years, dividend yields are 0% since the Company does not intend to pay dividends on its common stock in the near term.

     Following is a summary of the status of options outstanding during the years ended June 30:

                                            2001                             2000                             1999
                                            ----                             ----                             ----

                                                                Number
                             Number of               Weighted     of                   Weighted   Number                 Weighted
                               shares     Exercise    average   shares     Exercise     average  of shares  Exercise      average
                               under        price    exercise    under       price     exercise    under      price      exercise
                              options       range      price    options      range       price    option      range        price
                              -------       -----      -----    -------      -----       -----    ------      -----        -----
Outstanding at July 1 ......  7,068,446  $1.47-22.50   $4.95   4,082,874   $1.47-9.97    $2.58   3,609,200  $1.47-6.50     $1.76
Granted ....................  2,003,250    0.13-3.34    1.96   4,310,038   2.31-22.50     7.14   1,266,250   1.47-9.97      4.90
Canceled ................... (2,214,782)  0.34-21.94    5.06    (646,969)  1.47-21.13     9.62    (643,200)  1.47-6.50      3.00
Exercised ..................     (3,334)        0.59    0.59    (677,497)   1.47-9.44     2.21    (149,376)  1.47-3.62      1.56
                             ----------                        ---------                         ---------

Outstanding at June 30 .....  6,853,580    0.13-1.04    0.31   7,068,446   1.47-22.50     4.95   4,082,874   1.47-9.97      2.58
                             ==========                        =========                         =========


Options exercisable at
   June 30                    5,806,672                $0.28   3,179,159                 $2.54   3,617,749                 $1.98

The weighted average grant date fair value of options granted during 2001, 2000 and 1999 was $1.49, $5.57 and $1.32, respectively.

     The following table summarizes information regarding stock options outstanding at June 30, 2001:

                                            Weighted
                                             Average
                                            Remaining              Weighted                                Weighted
     Exercise         Outstanding          Contractual              Average           Exercisable           Average
   Price Range          Options          Life (In Years)        Exercise Price          Options         Exercise Price
   -----------          -------          ---------------        --------------          -------         --------------

        $     0.13      4,749,112      2.24    $0.13   4,553,903           $0.13
         0.16-0.48         87,125      4.39     0.33       2,000            0.35
         0.50-0.56         41,000      3.36     0.52      20,000            0.50
              0.59      1,642,343      3.63     0.59     905,643            0.59
         0.62-1.04          9,000      4.34     0.73         125            0.62
              1.47        300,000      2.04     1.47     300,000            1.47
              2.00         25,000       .36     2.00      25,000            2.00
                       ----------                     ----------

                        6,853,580                      5,806,671
                       ==========                     ==========



NOTE 11--COMMITMENTS AND CONTINGENCIES

Leases

     The Company has property and equipment under capital leases with maturity dates to February 2004. Certain of the leases are secured by the personal guarantee of a shareholder. In addition, the Company leases its facilities under various non-cancelable operating leases expiring from October 2001 to September 2006. Several facility leases include an escalation clause based on the consumer price index and are adjusted on an annual basis. The Company also has service agreements with Internet access providers. Future minimum payments under all capital and operating leases as of June 30, 2001 are as follows:

                             Years Ending                          Operating      Capital
                               June 30:                             Leases        Leases
                               --------                             ------        ------

                                 2002                           $   887,698       $ 210,162
                                 2003                               774,410          84,061
                                 2004                               675,659          31,776
                                 2005                               372,012               -
                                 2006                               334,687               -
                              Thereafter                             84,343               -
                                                                -----------       ---------


                Total minimum lease payments                    $ 3,128,809         325,999
                                                                ===========

                Less: amount representing interest                                  (52,843)
                                                                                  ---------

                Present value of future minimum lease payments                      273,156
                Less: current portion                                               177,376
                                                                                  ---------

                Long-term portion                                                 $  95,780
                                                                                  =========

     Rental expense for all operating leases was $1,229,834, $559,370 and $136,283 for the years ended June 30, 2001, 2000 and 1999, respectively.

Employment Agreements

     The Company has employment agreements with certain employees calling for annual salaries, bonuses and the grant of stock options. Certain of the agreements were negotiated in connection with business acquisitions.

Claims and Litigation

     The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various claims that have been asserted or complaints that have been filed alleging patent and copyright infringement, breach of employment and separation agreements, and non-payment under various agreements. In addition, various claims have been made against the Company in connection with certain of its acquisitions, including breach of registration rights agreements. Management intends to contest each case and in certain instances may attempt to reach a settlement of the issues claimed. The Company does not believe that these proceedings will have a material adverse effect on its business, financial condition, or result of operations beyond the amounts recorded in the accompanying financial statements for the estimated settlement of specific actions. However, if settlement is not reached and the matters proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations.

Registration Rights Agreements

     As discussed in Note 3, the Company is currently in violation of registration rights agreements associated with the ISG and IRIS purchase agreements and certain amendments thereto. The required registration of the shares issued as additional consideration to the former owners of ISG and IRIS is pending the approval by the stockholders of the Company of a proposed amendment to the Company's articles of incorporation to increase the number of authorized common shares.

Realty Alliance Agreement

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

     The agreement will require the Company to issue one million shares of its common stock to The Realty Alliance and to issue up to fifteen million warrants exercisable over a five-year period at a price of $0.50 per share. These warrants are to be exercised on the basis of one warrant for every ten dollars of the Company's products and services purchased by a member of The Realty Alliance. In addition, two members selected by The Realty Alliance will be added to the Company's Board of Directors.

     The agreement is subject to further amendment and the ratification by shareholders of the Company.

NOTE 12--INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes were as follows as of June 30:


                                                 2001              2000
                                                 ----              ----

        Deferred tax assets:
           Net operating loss carryover .... $ 16,901,554     $  9,537,214
           Deferred revenue ................    1,876,445        1,708,142
           Amortization of goodwill ........    2,316,879          472,409
           Accrued expenses and other ......      206,510           84,720
                                             ------------     ------------

                                               21,301,388       11,802,485
        Deferred tax liabilities:
           Depreciation ....................       (5,081)         (65,790)
                                             ------------     ------------

                                               21,296,307       11,736,695
        Less: Valuation allowance ..........  (21,296,307)     (11,736,695)
                                             ------------     ------------
           Net deferred taxes .............. $          -     $          -
                                             ============     ============


     A valuation allowance has been established due to the Company's accumulated losses. The increase in the valuation allowance was $9,559,612, $6,898,526 and $1,664,923 for the years ended June 30, 2001, 2000 and 1999, respectively. In addition, the Company has available at June 30, 2001, approximately $49,700,000 of unused operating loss carry forwards that may be applied against future taxable income and that expire in various years from 2008 to 2021. The utilization of these loss carryforwards may be limited by certain events including an ownership change as defined by the Internal Revenue Code.

     Deferred tax assets relating to net operating loss carryforwards as of June 30, 2001 include approximately $1,190,000 associated with stock option activity for which subsequent recognized tax benefits, if any, will be credited directly to shareholders' equity.

     The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                            2001           2000
                                                            ----           ----
        Federal benefit expected at statutory rate     $ (17,552,559)   $(8,511,560)
        Valuation allowance                                9,559,612      6,898,526
        Write-down of intangible assets                    5,337,836              -
        Write-down of investment                             585,820        850,000
        Goodwill amortization                              2,054,192        739,862
        Non-deductible expenses                               15,099         23,172
                                                       -------------    -----------
                                                       $           -    $         -
                                                       =============    ===========


NOTE 13--HOMEMARK TRANSACTIONS

     On June 6, 2001, the Company entered into a Securities Purchase Agreement with Homemark. Homemark agreed to purchase 5,000,000 shares of the Company's Series A convertible preferred stock, subject to certain terms and conditions including satisfactory completion of due diligence procedures and the approval by the Company's stockholders of a proposed amendment to the Company's Articles of Incorporation to increase the number of authorized common shares. The cash consideration for the preferred stock is $20.0 million, to be paid upon closing to the Company in a series of transactions, the number and timing of which are to be determined. In addition to the cash purchase price, Homemark will assign to the Company $80.0 million of prepaid advertising owned by Homemark in a national print publication.

     Concurrent with the Securities Purchase Agreement, the Company and Homemark entered into a Loan Agreement, providing for a non-contingent loan of up to $1.0 million. These funds were advanced to the Company by Homemark during June 2001, and are payable $500,000 on September 30, 2001 and $500,000 on December 31, 2001 (see Note 8). Homemark has also advanced the Company an additional $920,000 in the form of short-term loans during July, August and September 2001.

     The Securities Purchase Agreement and the transactions contemplated by the agreement with Homemark are subject to the approval and ratification of a majority of the stockholders of the Company. As of September 23, 2001, the Company was preparing a proxy statement in contemplation of a Special Meeting of Stockholders which could be held in November 2001 for the purpose of approval and ratification of the agreement, as well as to approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 200,000,000 shares. As the agreement has not yet been approved and ratified, the funding schedules contemplated in the original purchase agreement require revision. There can be no assurance, however, that the requisite stockholder approval will be obtained or that the Company will be successful in revising the terms of the funding schedule suitable to its cash needs.

NOTE 14--SUBSEQUENT EVENTS

     In July and September 2001, and in connection with the transactions with Homemark, the Company entered into separation and settlement agreements with three of its former officers and directors. These individual agreements provide for the termination of the officers' employment with the Company. Pursuant to the agreements, the Company agreed to the following: (1) pay all final salary, unpaid personal time off and other sums due, which totaled approximately $50,000 combined; (2) pay a combined $59,000 cash to two of the officers in July, and $20,000 cash to the other officer each month from September 2001 through January 2002; (3) issue each officer 200,000 unrestricted shares of the Company's common stock; (4) cancel all vested employee stock options of the officers with an exercise price of $0.13 per share and issue to them a total of 4,078,996 three-year warrants to purchase shares of the Company's common stock at an exercise price of $0.13 per share; and (5) issue to the officers over a 36 month period shares of the Company's common stock with a combined value each month of approximately $72,000, with the number of shares to be delivered to be determined by dividing the monthly payment amount by the average closing price of one share of the Company's common stock for the ten trading days immediately preceding the 15th day of each month. One of the officers entered into a one-year consulting agreement with the Company for $5,000 per month commencing in February 2002, and a note payable to the Company by this officer of $70,000 was forgiven. Each of the agreements contains mutual releases of certain claims, liabilities or causes of actions that one party may have against the other party.

     During August 2001, the Company issued a total of 1,020,834 unrestricted common shares with a combined value of $500,000 to EntrePort Corporation ("EntrePort") as an advance against the purchase price of the existing business of EntrePort.

     As discussed in Note 8, pursuant to a late payment penalty clause of a note payable to a former director, the Company is obligated to issue warrants to purchase 100,000 shares of the Company's common stock each week until the note is paid. During the period July 1, 2001 through September 21, 2001, the Company was obligated to issue to the former director warrants to purchase an additional
1.2 million shares of the Company's common stock, resulting in approximately $493,000 in interest expense.

NOTE 15--QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Summarized unaudited quarterly financial information for the years ended June 2001 and 2000 are noted below (in thousands, except per share amounts):

                                                 1st Quarter     2nd Quarter     3rd Quarter(1)     4th Quarter(2)
                                                 -----------     -----------     --------------     --------------
Fiscal year 2001
   Revenues .................................       $4,414          $4,883         $ 4,412            $ 3,683
   Loss from operations .....................       $7,841          $6,620         $14,930            $19,868
   Net loss .................................       $8,664          $7,564         $14,746            $20,653
   Basic and diluted net loss per share .....       $ 0.39          $ 0.31         $  0.45            $  0.51

Fiscal year 2000
   Revenues .................................       $1,443          $2,574         $ 3,396            $ 3,677
   Loss from operations .....................       $2,751          $4,923         $ 5,786            $12,052
   Net loss .................................       $2,638          $4,787         $ 5,684            $11,925
   Basic and diluted net loss per share .....       $ 0.17          $ 0.28         $  0.32            $  0.70



(1) Loss from operations and net loss include the impact of charges related to asset impairment and investments, totaling $7,852 in the fiscal year ended June 30, 2001.

(2) Loss from operations and net loss include the impact of charges related to asset impairment and investments, totaling $11,816 in the fiscal year ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HOMESEEKERS.COM, INCORPORATED

                                         By: /s/ JOSEPH B. HARKER
                                         ---------------------------------------
                                         Joseph B. Harker, Chairman of the Board
                                         and Director

         KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears immediately below constitutes and appoints Joseph B. Harker his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             Signature                                 Title                                    Date

 /s/ JOSEPH B. HARKER
 ---------------------------------
         Joseph B. Harker                Chairman of the Board and Director               September 28, 2001
                                         (Principal Executive Officer)

 /s/ STEVEN M. CRANE
 ---------------------------------
          Steven M. Crane                Interim Chief Financial Officer                  September 28, 2001
                                         (Principal Financial and Accounting Officer)
 /s/ DAVID HOLMES
 ---------------------------------
           David Holmes                  Director                                         September 28, 2001


 /s/ THOMAS CHAFFEE
 ---------------------------------
          Thomas Chaffee                 Director                                         September 28, 2001


 /s/ TED C. JONES
 ---------------------------------
           Ted C. Jones                  Director                                         September 28, 2001



 Exhibit
  Number   Exhibit Description
  ------   -------------------
    2.1 Purchase Agreement, dated as of July 21, 2000, by and among HomeSeekers.com and the Members of Immediate Results Through Intuitive Systems, LLC (incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on August 7, 2000).

    2.2 First Amendment to Agreement and Plan of Merger, dated as of February 15, 2001, by and among HomeSeekers.com and the Shareholders of Information Solutions Group, Inc.

    2.3 First Amendment to Conditional Promissory Note, dated as of February 15, 2001, by and among HomeSeekers.com and the Members of Immediate Results Through Intuitive Systems, LLC.

    3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, as amended (Commission File No. 333-32586), as filed with the Commission on March 15, 2000 (the "S-3").

    3.2 Amended and Restated Bylaws of HomeSeekers.com, Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 23, 2000).

    4.1    Form of Common Stock Warrant (incorporated by reference to Exhibit
           4.3 to the S-3).

    4.2 Registration Rights Agreement, dated as of July 21, 2000, by and among HomeSeekers.com and the Members of Immediate Results Through Intuitive Systems, LLC (incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Commission on August 7,
           2000).

    4.3 Form of Common Stock Warrant (Exhibit D to the Equity Line of Credit Agreement (as defined below)) (incorporated by reference to Exhibit
           1.1 to the Company's Current Report on Form 8-K, as filed with the Commission on December 19, 2000 (the December 8-K")).

    4.4 Registration Rights Agreement, dated as of January 25, 2001, between the Company and Bradley N Rotter Self Employed Pension Plan and Trust (incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on May 15, 2001 (the "May 10-Q")).

    4.5 Registration Rights Agreement, dated as of February 15, 2001, by and among HomeSeekers.com and the Shareholders of Information Solutions Group, Inc.

    4.6 Warrant Agreement, dated as of March 15, 2001, between the Company and Bradley N Rotter Self Employed Pension Plan and Trust (incorporated by reference to the May 10-Q).

   10.1 Settlement Agreement, dated as of November 21, 2000, by and among Terradatum, LLC, Steven Hightower, Peter Krause and William D. Biggs (incorporated by reference to the Company's Quarterly Report on Form 10-Q, as filed with the Commission on February 14, 2001 (the "February 10-Q")).

   10.2 Settlement Agreement, dated as of November 28, 2000, by and among the Company, Alpenglow, Inc., Mark Stephens and Greg Hubly
               (incorporated by reference to the February 10-Q).

   10.3 Equity Line of Credit Agreement (the "Equity Line of Credit Agreement"), dated as of December 4, 2000, between the Company and Alpha Venture Capital, Inc. ("AVC") (incorporated by reference to
           Exhibit 1.1 to the December 8-K).

   10.4 Letter Agreement, dated as of December 15, 2000, between the Company and AVC, amending the Equity Line of Credit Agreement (incorporated by reference to Exhibit 1.2 to the December 8-K).

   10.5 Promissory Note between the Company and Bradley N Rotter Self Employment Pension Plan and Trust dated January 25, 2001 (incorporated by reference to the May 10-Q).

   10.6 Security Agreement, dated January 15, 2001, between the Company and Bradley N Rotter

           Self Employed Pension Plan and Trust (incorporated by reference to the May 10-Q).

    10.7 Securities Purchase Agreement, dated as of June 6, 2001, between the Company and E-Home.com, Inc. d/b/a Homemark ("Homemark") (incorporated by reference to the Company's Current Report on Form 8-K filed with the Commission on June 11, 2001 (the "June 2001 8-K").

    10.8 Loan Agreement, dated June 6, 2001, between the Company and Homemark (incorporated by reference to the June 2001 8-K).

    10.9* Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 6.1 to the Company's 10-KSB (Commission File No. 000-23825) for the year ended June 30, 1999 (the "1999 10-KSB")).

   10.10* Amendment No. 1 to HomeSeekers.com, Incorporated Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-44786), as filed with the Commission on August 30, 2000).

   10.11* Employment Agreement between the Company and John Giaimo dated March 9, 1999 (incorporated by reference to Exhibit 6.6 to the 1999 10-KSB).

   10.12* Employment Agreement between the Company and Greg Johnson dated March 9, 1999 (incorporated by reference to Exhibit 6.7 to the 1999 10-KSB).

   10.13* Employment Agreement between the Company and Doug Swanson dated March 9, 1999 (incorporated by reference to Exhibit 6.8 to the 1999 10-KSB).

   10.14* Employment Agreement between the Company and Greg Costley dated August 23, 1999 (incorporated by reference to Exhibit 6.11 to the 1999 10-KSB).

   10.15 Promissory Note between the Company and William Tomerlin dated November 22, 2000.

   10.16 Security Agreement between the Company and William Tomerlin dated November 22, 2000.

    16.1 Letter on Change in Certifying Accountant (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on October 6, 2001).

    21.1   Subsidiaries of Registrant.

    23.1   Consent of Ernst & Young LLP, Independent Auditors.

    23.2   Consent of Albright, Persing & Associates, Ltd.

    24.1   Powers of Attorney (contained in the signature page of this Form
           10-K).

    99.1 Escrow Agreement, dated as of December 4, 2000, between the Company and AVC (Exhibit E to the Equity Line of Credit Agreement) (incorporated by reference to Exhibit 1.1 to the December 8-K).

    99.2 Press Release related to Securities Purchase Agreement with Homemark (incorporated by reference to the June 2001 8-K).

-----------

*    Management contract or compensatory arrangement.