Form 10-Q
period 2001-09-30
HOMESEEKERS COM INC
filed 2001-11-14
CIK 938578

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC 20549

                                   FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

                                      OR

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________


                        Commission File Number: 0-23835

                                   --------

                         HomeSeekers.com, Incorporated
            (Exact name of Registrant as Specified in its Charter)

                 Nevada                                    87-0397464
     (State or Other Jurisdiction of                     (IRS Employer
     Incorporation or Organization)                    Identification No.)

6490 S. McCarran Blvd., Suite D-30, Reno, Nevada              89509
(Address of Principal Executive Offices)                   (Zip Code)

     Registrant's telephone number, including area code:   (775) 827-6886

                         ----------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.) Yes {X}    No { }

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,954,561 shares of common stock, $ .001 par value, outstanding as of November 13, 2001.

                         HOMESEEKERS.COM, INCORPORATED

              FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2001


Part I.   Financial Information                                       Page
                                                                      ----
Item 1.   Financial Statements;

          Consolidated Condensed Balance Sheets as of
               September 30, 2001 and June 30, 2001                      3

          Consolidated Condensed Statements of Operations
               for the Quarters ended September 30, 2001
               and 2000                                                  4

          Consolidated Condensed Statements of Cash Flows for
               the Quarters ended September 30, 2001
               and 2000                                                  5

          Notes to Consolidated Condensed Financial Statements           6

Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9

Item 3.   Quantitative and Qualitative Disclosures about Market Risk    11

Part II   Other Information

Item 1.   Legal Proceedings                                             12

Item 2.   Changes in Securities and Use of Proceeds                     12

Item 3.   Defaults Upon Senior Securities                               12

Item 4.   Submission of Matters to a Vote of Security Holders           12

Item 5.   Other Information                                             12

Item 6.   Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                              14

                     CONSOLIDATED CONDENSED BALANCE SHEETS
            (Amounts in thousands, except share and per share data)

                                                                                 September 30          June 30,
                                                                                     2001                2001
                                                                                 ------------------------------
                                                                                  (Unaudited)
                              ASSETS
Current assets
   Cash and cash equivalents                                                         $    305          $  1,433
   Accounts receivable, net                                                               512               513
   Accounts and notes receivable, related parties                                         592               179
   Prepaid expenses                                                                       440               511
                                                                                 ------------------------------
      Total current assets                                                              1,849             2,636

Investments                                                                                50                30
Property and equipment, net                                                             2,087             2,561
Purchased intangible assets, net                                                        2,716             3,262
Other assets                                                                              224               234
                                                                                 ------------------------------
                                                                                     $  6,926          $  8,723
                                                                                 ==============================

               LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                                                  $  3,815          $  3,114
   Accrued payroll and other liabilities                                                4,749             2,631
   Liability under purchase agreement                                                     500               500
   Long-term obligations, current portion                                               3,122             2,249
   Deferred revenue                                                                     3,597             3,887
                                                                                 ------------------------------
      Total current liabilities                                                        15,783            12,381
Long-term liabilities
   Long-term obligations                                                                  120               125
   Deferred   revenue                                                                   1,465             1,633
                                                                                 ------------------------------
      Total long-term liabilities                                                       1,585             1,758
Commitments and contingencies
Stockholders' deficiency
   Common stock, $.001 par; 50,000,000 shares authorized;
      48,954,561 and 47,091,597 shares issued and outstanding                              49                47
   Additional paid in capital                                                          88,361            87,302
   Accumulated other comprehensive loss                                                  (150)             (170)
   Accumulated deficit                                                                (98,702)          (92,587)
   Note receivable from officer                                                             -                (8)
                                                                                 ------------------------------
      Total stockholders' deficit                                                     (10,442)           (5,416)
                                                                                 ------------------------------
                                                                                     $  6,926          $  8,723
                                                                                 ==============================

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
              FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
            (Amounts in thousands, except share and per share data)
                                  (Unaudited)

                                                                                  2001               2000
                                                                              ------------------------------
Revenues                                                                      $     3,403        $     4,414
Cost of revenues                                                                      794              2,925
                                                                              ------------------------------
   Gross profit                                                                     2,609              1,489
                                                                              ------------------------------
Operating expenses
   Operating expenses                                                               7,278              7,797
   Depreciation and amortization                                                      843              1,533
                                                                              ------------------------------
                                                                                    8,121              9,330
                                                                              ------------------------------
Loss from operations                                                               (5,512)            (7,841)

Other income (expense)
   Interest expense                                                                  (542)               (21)
   Interest income                                                                      2                 21
   Other, net                                                                         (63)              (823)
                                                                              ------------------------------
                                                                                     (603)              (823)
                                                                              ------------------------------
Net loss                                                                           (6,115)            (8,664)
Other comprehensive income (loss)                                                                        692
                                                                              ------------------------------
Total comprehensive loss                                                      $    (6,115)       $    (7,972)
                                                                              ==============================
Basic and diluted net loss per common share                                        $(0.13)            $(0.39)
                                                                              ==============================
Shares used in computing basic and diluted per share data                      48,154,736         22,393,483
                                                                              ==============================

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
               FOR THE QUARTERS ENDED SEPTEMBER 30, 2001 AND 2000
            (Amounts in thousands, except share and per share data)
                                  (Unaudited)

                                                                                               2001                2000
                                                                                             ---------------------------
Cash flows from operating activities
   Net loss                                                                                  $(6,115)            $(8,664)
   Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                                               367                 399
      Amortization                                                                               546               2,586
      Loss on sale of securities                                                                   -                 822
      Write down of assets                                                                       148                   -
      Common stock and warrants issued for services                                            2,517                 312
      Compensation expense from option repricings                                             (2,500)                  -
      Warrants issued for interest expense                                                       517                   -
   Changes in assets and liabilities net of effects from acquisitions
      Accounts receivable                                                                          1                (242)
      Accounts receivable, related parties                                                        79                   8
      Prepaid expenses                                                                            71                  87
      Other assets                                                                                10                (154)
      Accounts payable                                                                           701                  (2)
      Accrued payroll and other liabilities                                                    2,118                (413)
      Deferred revenue                                                                          (458)                478
                                                                                             ---------------------------
         Net cash used in operating activities                                                (1,998)             (4,783)

 Cash flows from investing activities
    Purchase of property and equipment                                                           (41)               (480)
    Proceeds from sales of investments                                                             -               1,198
    Other                                                                                          8                   -
                                                                                             ---------------------------
         Net cash provided by (used in) investing activities                                     (33)                718

 Cash flows from financing activities
    Issuance of debt                                                                           1,046                   -
    Repayments of debt                                                                          (178)               (105)
    Net proceeds from sale/exercise of common stock, options
       and warrants                                                                               35               3,575
                                                                                             ---------------------------
         Net cash provided by financing activities                                               903               3,470
                                                                                             ---------------------------
Net decrease in cash                                                                          (1,128)               (595)
Cash and cash equivalents at beginning of period                                               1,433               2,078
                                                                                             ---------------------------
Cash and cash equivalents at end of period                                                   $   305             $ 1,483
                                                                                             ===========================

           See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

     The consolidated condensed financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001, previously filed with the Securities and Exchange Commission. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure that would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 has been omitted. The results of operations for the quarter ended September 30, 2001 are not necessarily indicative of the results that will be realized for a full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

NOTE 2 - EQUITY TRANSACTIONS

     During August 2001, the Company issued a total of 1,020,834 unrestricted common shares with a combined value of $500,000 to EntrePort Corporation ("EntrePort") in the form of a loan in contemplation of an acquisition, merger or consolidation transaction with EntrePort. The proposed transaction was subsequently cancelled and the agreement and loan was assigned to E-Home.com, Inc. D/B/A HomeMark ("HomeMark"). (See "Subsequent Events.")

     Pursuant to a late payment penalty clause of a note payable to a former director, the Company is obligated to issue warrants to purchase 100,000 shares of the Company's common stock each week until the note is paid. During the period July 1, 2001 through September 30, 2001, the Company was obligated to issue to the former director warrants to purchase an additional 1.3 million shares of the Company's common stock, resulting in approximately $517,000 in interest expense.

NOTE 3 - SEPARATION AND SETTLEMENT AGREEMENTS

     In July and September 2001, and in connection with the transactions with HomeMark, the Company entered into separation and settlement agreements with three of its former officers and directors. These individual agreements provide for the termination of the officers' employment with the Company. Pursuant to the agreements, the Company agreed to the following: (1) pay all final salary, unpaid personal time off and other sums due, which totaled approximately $50,000 combined; (2) pay a combined $59,000 cash to two of the officers in July, and $20,000 cash to the other officer each month from September 2001 through January 2002; (3) issue each officer 200,000 unrestricted shares of the Company's common stock; (4) cancel all 4,078,996 vested employee stock options of the officers with an exercise price of $0.13 per share and issue to them a total of 4,078,996 three-year warrants to purchase shares of the Company's common stock at an exercise price of $0.13 per share; and (5) issue to the officers over a 36 month period shares of the Company's common stock with a combined value each month of approximately $72,000, with the number of shares to be delivered to be determined by dividing the monthly payment amount by the average closing price of one share of the Company's common stock for the ten trading days immediately preceding the 15th day of each month. One of the officers entered into a one-year consulting agreement with the Company for $5,000 per month commencing in February 2002, and a note payable to the Company by this officer of $70,000 was forgiven along with approximately $10,000 of accrued interest. Each of the agreements contains mutual releases of certain claims, liabilities or causes of actions that one party may have against the other party. Total expense of approximately $5.5 million was recorded in operating expenses relating to these transactions during the quarter ended September 30, 2001.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 5 - SUBSEQUENT EVENTS

Resignations of Directors

     On October 9, 2001 Ted C. Jones resigned from the board of directors of HomeSeekers.com, Incorporated effective immediately. No reason for the resignation was cited.

     On October 16, 2001 Joseph Harker resigned as Chairman of the Board of Directors and as a director of HomeSeekers.com, Incorporated effective October 17, 2001 for personal reasons.

     On October 18, 2001 David L. Holmes resigned his position as a member of the Board of Directors of HomeSeekers effective that day for personal reasons.

Resignation of Certifying Accountants

     On October 16, 2001 Ernst & Young LLP resigned as independent accountants for the Company. The reports of Ernst & Young LLP for both the fiscal year ended June 30, 2000 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle. However, both reports contained a paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

Sale of Division

     On October 30, 2001 the Company announced that it had entered into a definitive agreement to sell the assets of its multiple listing services (MLS) division to Fidelity National Information Solutions ("FNIS"). The Company noted that the sale of the division would assist it in raising the necessary capital to fund its ongoing operations and consolidation efforts.

     The total value of the transaction is subject to certain specified conditions and future performance by the Company. As of the date of filing of this report on Form 10-Q, the transaction between the Company and FNIS as contemplated had not closed.

Revolving Credit Agreement

     On October 25, 2001 the Company entered into a Revolving Credit Agreement with Fidelity National Financial, Inc. ("FNF"), which was consummated on November 5, 2001. Under the terms of the agreement, the Company may borrow funds in an aggregate amount not to exceed $3,000,000 for the purpose of paying off and canceling its loan agreements with HomeMark, the repayment of an earlier secured promissory note of $400,000, and for general working capital purposes. Any amounts outstanding under the note issued pursuant to the Revolving Credit Agreement are convertible at the option of FNF into common stock at the conversion price of $.10 per share. All borrowings under the agreement have "senior debt" status; accordingly, the security interests of all prior promissory note holders are subordinate to the FNF agreement. Interest on any obligations under the agreement is computed quarterly at a rate per annum equal to Prime Rate plus two percent (2%).

     In connection with the Revolving Credit Agreement, the Company issued a Purchase Warrant to FNF to sell and issue a variable number of shares of the Company's common stock such that, including the conversion of the note issued pursuant to the Revolving Credit Agreement into common shares, FNF would hold up to 25% of the fully diluted shares of the Company after such exercise. The initial exercise price is $.10 per share and the warrant is exercisable at any time after October 25, 2001 and on or before October 24, 2011.

     As of the date of filing of this report on Form 10-Q, the Company had borrowed the maximum available to it under the agreement.

Separation and Settlement Agreement

     On November 1, 2001 the Company entered into a Business Separation and Settlement Agreement with HomeMark and Homeseekers Management, Inc., which was consummated on November 5, 2001. In accordance with the terms of the agreement, the companies terminated, and released any and all obligations under, all agreements between the parties including the Loan Agreement, Security Agreement and Financing Statement, and the Securities Purchase Agreement dated June 6, 2001; the Security Agreement and Financing Statement dated June 19, 2001, the Intercorporate Services Agreement dated July 1, 2001; the Loan Agreement, Security Agreement and Financing Statement dated July 17, 2001; all promissory notes including, without limitation, those issued in connection with the June Loan Agreements and the June Security Agreement.

     In connection with the settlement, and in addition to other terms and conditions, the Company paid HomeMark $1,875,000 and assigned to HomeMark its Loan Agreement and the Security Agreement and Financing Agreement dated July 16, 2001 between EntrePort Corporation and the Company in the total principal amount of $500,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated condensed financial statements and notes thereto included elsewhere in this report. This Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. When used in this Form 10-Q, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in or implied by this Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. Factors that could cause or contribute to such differences include those discussed below.

     We have experienced recurring losses from operations and have an accumulated deficit of approximately $98.7 million and a stockholders' deficit of $10.4 million at September 30, 2001. In addition, it is imperative that we complete a significant financing in the near future to fund our operations. Because of these factors, the report of our independent auditors on our consolidated financial statements for the year ended June 30, 2001 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. There is no assurance that we will ever achieve or maintain profitability. If we are unable to obtain additional financing in the near future, or it is not available to us on acceptable terms, we will be unable to implement our operating plans or meet our operating obligations. Should this occur, we would likely cease operations.

Results of Operations

     Revenues

     Our revenues decreased 23% from $4.4 million in the quarter ended September 30, 2000 to $3.4 million in the quarter ended September 30, 2001. This also represents an 8% decrease from revenues of $3.7 million in the quarter ended June 30, 2001. The primary reason for the decrease in revenues was the termination of publishing operations during the latter part of fiscal 2001, resulting in a decrease in publishing revenues of $932,000 from the prior year first quarter.

     Cost of Revenues

     Our cost of revenues decreased from $2.9 million in the quarter ended September 30, 2001 to $794,000 in the quarter ended September 30, 2001, primarily because of two factors. First, publishing revenues and related cost of sales were essentially eliminated during the first quarter of fiscal 2001 because of the termination of the publishing operations in fiscal 2001. Second, the Company recorded significant write-downs of purchased intangible assets during the third and fourth quarter of fiscal 2001. Historically, most amortization of these intangible assets has been recorded in cost of revenues. Therefore, less amortization of these assets has been recorded in cost of revenues in the first quarter of fiscal 2002.

     Operating Expenses

     Total operating expenses decreased from $9.3 million in the quarter ended September 30, 2000 to $8.1 million in the quarter ended September 30, 2001, primarily because depreciation and amortization expense decreased from $1.5 million in the first quarter of fiscal 2001 to $843,000 in the first quarter of fiscal 2002 because of less intangible assets remaining to amortize in fiscal 2002 after significant write down of these assets in fiscal 2001. Other operating expenses for the first quarter of fiscal 2002 in total remained essentially at the same level as the first quarter of fiscal year 2001.

Liquidity and Capital Resources

     During the quarter ended September 30, 2001, net cash used in operating activities was approximately $2.0 million. This compares to net cash used in operating activities of $4.8 million during the quarter ended September 30, 2000. Operations were financed during the first quarter of fiscal 2002 primarily from the issuance of debt of $1.0 million from HomeMark and cash on hand from the previous quarter.

     Net cash provided by financing activities during the first quarter of fiscal 2002 was $903,000, comprised of the $1,046,000 debt proceeds, $35,000 proceeds from the sale/exercise of common stock, options and warrants, net of debt repayments of $178,000.

     Net cash used in investing activities during the first quarter of fiscal 2002 was $33,000, comprised of $41,000 purchases of property and equipment, net of $8,000 from other sources.

     In its report on Form 10-K filed with the Commission on October 12, 2001 the Company noted it had run out of cash, was unable to fully-fund its most recent payroll, and might have to consider curtailing or ceasing its operations including the possibility of filing bankruptcy. The Company further noted that in the event outside financing in the form of debt or equity was not obtained within the next several weeks, the Company may be required to curtail or cease operations as noted above.

     Subsequent to the filing of its report on Form 10-K, the Company entered into a definitive agreement to sell the assets of its MLS division to FNIS to assist it in raising the necessary capital to fund its ongoing operations and
its consolidation efforts.   Similarly, the Company entered into a Revolving
Credit Agreement with FNF, which, subject to the repayment of earlier debt, provided the Company with a limited amount of working capital.

     The Company has been, and continues to be, in a severe negative working capital position. The Company has not closed the sale of its MLS division and, even if successful, there can be no assurances that the Company can reach positive cash flows in the time necessary or otherwise obtain additional debt or equity financing to assure its livelihood.

RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     Investors are cautioned that this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (2) the Company's plans and results of operations will be affected by its ability to manage any growth and working capital and its ability to finance future operations, none of which is assured; and (3) the Company's business is highly competitive and the success of existing or new competitors in the markets in which the Company competes could adversely affect the Company's plans and results of operations. In addition, the Company identifies the risk factors that may affect the Company's actual results and may cause actual results to differ materially from that expressed in or implied by any forward-looking statement. These risks and uncertainties are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of September 30, 2001, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company had no material investments as of September 30, 2001. Therefore, such investments are not subject to significant market risks.

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

     The Company has commitments to issue common stock as a result of the exercise of outstanding options and warrants and other agreements that are in excess of the Company's authorized number of shares of common stock. The Company contemplates that a Special Meeting of Stockholders will be held in February 2002 to, among other matters, approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock from 50,000,000 to 200,000,000 shares. The Company has entered into business purchase agreements that include requirements to register the shares of the Company's common stock issued in connection with the purchase. The Company's ability to register these shares is in question subject to the approval of the increase in the authorized number of shares. Accordingly, the Company is currently in violation of these registration rights agreements.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     None - all common shares issued during the quarter ended September 30, 2001 were either registered shares or issued pursuant to the exercise of employee stock options.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     During the quarter ended September 30, 2001 the Company was in default of certain debt instruments for non-payment in accordance with the terms of the notes. In connection with the Company's entering into the Revolving Credit Agreement with FNF, among other amendments, the terms of certain of the notes were amended to extend the payment terms and subordinate the security interest of the debt to FNF.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.   OTHER INFORMATION

None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

     3.1 Articles of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3, as amended (Commission File No. 333-32586), as filed with the Securities and Exchange Commission (the "Commission") on March 15, 2000 (the "S-3").

     3.2 Amended and Restated Bylaws of HomeSeekers.com, Incorporated (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the Commission on May 23, 2000).

     (b) Reports on Form 8-K

     (1) The Company filed a current Report on Form 8-K on August 17, 2001 regarding certain officer and director resignations.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HomeSeekers.com, Incorporated
(Registrant)


/s/ Steven M. Crane
--------------------------
Steven M. Crane
Chief Financial Officer
(Principal Financial Officer
and Chief Accounting Officer)



Dated:   November 14, 2001