Form 10-K
period 2001-12-31
HOMESEEKERS COM INC
filed 2002-04-30
CIK 938578

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                   -----------

                                    FORM 10-K
(Mark One)

       |_| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

       |X| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from July 1, 2001 to December 31, 2001

                         Commission file number 0-23835

                          HomeSeekers.com, Incorporated
             (Exact name of registrant as specified in its Charter)

                    Nevada                                 87-0397464
       (State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or Organization)                 Identification No.)

    2800 Saturn Street, Suite 200, Brea, CA                   92821
    (Address of Principal Executive Offices)                (Zip Code)

                                 (714) 927-2200
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $6,853,639 (based on the average bid and asked prices of the common stock on the Over-the-Counter Bulletin Board on March 20, 2002).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 20, 2002: 48,954,561.


                      DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement (to be filed) accompanying the notice of annual meeting of HomeSeekers.com, Incorporated's stockholders (Part III hereof).

                                     PART I



Item 1.  Description Of Business.

General

         HomeSeekers.com, Incorporated (d/b/a Realigent, Inc.) is a provider of real estate information and technology targeted for use by real estate professionals, consumers and other parties who have an interest in the real estate industry. One of the Company's major objectives is to enable professionals, through the use of technology, to be better equipped to engage in real estate transactions with consumers, who, through the use of our products and services, can be better educated and prepared for such transactions. Unless otherwise indicated in this Form 10-K, references to "the Company," "we" or "our" mean HomeSeekers.com, Incorporated.

         The products and services offered by the Company can generally be classified as technology services for real estate professionals, real estate professional productivity tools or other products and services. The Company has determined that during the six-months ended December 31, 2001, it operated in one business segment. Current products and services are described below under the heading "Products and Services."

         The Company is a Nevada corporation that is the successor to a Utah corporation originally organized in 1983. It has been engaged in the business of marketing technology-based products to real estate professionals since 1987. The Company operated as "NDS Software, Inc." prior to July 1998 when it changed its name to "HomeSeekers.com, Incorporated." In March, 2002 the Company began doing business as "Realigent, Inc." The Company's sole office is located at 2800 Saturn Street, Suite 200, Brea, California 92821, telephone (714) 993-4295.


Background

         The Company has developed its product and service offerings through a series of business acquisitions, asset purchases and strategic alliances. The following is a summary description of significant acquisition transactions completed in recent years:

         o In August 1998 - the customer list and certain other assets of Genstar Media, a company engaged in the development and sale of Websites to real estate agents.

         o In September 1999 - TDT, LLC ("Terradatum"), a provider of technology-based solutions for the Multiple Listing Service ("MLS") market. Multiple Listing Services are aggregators of real estate data for geographic areas.

         o In September 1999 - Information Management Company, LLC ("IMCO"), an operator of MLSs in several states.

         o In April 2000 - ISG Inc., an electronic forms and systems integration company operating under the name of Formulator.

         o In July 2000 - IRIS LLC, a provider of productivity software to real estate professionals including the Lightning Software Suite consisting of the Lightning 2000 MLS access connectivity product, Lightning Flyers and Lightning Comparative Market Analysis (CMA) Plus.

         In December, 2001 the Company sold substantially all of the assets of its MLS operating division (composed of the former Terradatum LLC and Information Management Company, LLC) to Fidelity National Information Solutions, Inc. ("FNIS"). See "Fidelity Transactions" below.


Products and Services

         The Company provides a range of products and services that are designed for consumers as well as real estate professionals. The Company generates revenues from the following products and services:

         Real Estate Portal. Our consumer-based products are offered free to users and enable potential buyers and sellers to browse our searchable database of homes. We provide consumers with properties that are typically updated on a daily basis and are available for viewing in several languages.

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

         Lightning Desktop Products. These software products are targeted at the broker and agent market, with the objective being to deliver technologies to provide products ranging from better communication, presentation and marketing to improved efficiency in handling data in the transaction process.

         Consulting and Development Services. We provide technical design and support, on a project basis, to clients in need of technological services. These services include Website development and hosting and other Internet/Intranet solutions, including designing Internet strategies, architecture and planning.

         Discontinued Businesses. Throughout the year ended June 30, 2001 and continuing into the six-months ended December 31, 2001, the Company discontinued a number of its businesses including its publishing businesses whereby it published several magazines, principally in the Midwest, the Northwest and Florida, under the HomeSeekers.com brand. Such publishing businesses were acquired in May 1999 and February 2000.


Sales and Marketing

         The Company sells its products to the real estate industry through distributor networks, trade shows, direct sales and telemarketing efforts. In the case of Website sales, these efforts are targeted at real estate industry professionals interested in marketing their services through the Internet. Marketing efforts are targeted to real estate professionals, consumers and other real estate related service providers. The Company's sales force plays an important role in the marketing strategy. Our direct sales staff and telemarketing personnel focus on maintaining contact with our targeted customer pool to maintain the database that is used for additional marketing follow-up.


Product Development

         The Company believes that it is critical to continually enhance the performance and features of its Website and desktop software product offerings. The development organization focuses on developing products and services for consumers and real estate professionals aimed at differentiating us from our competitors. The Company seeks to enhance its market position by building proprietary systems and features, such as search engines for real estate listings and the technologies used to aggregate real estate content.


Trademarks, Copyrights and Proprietary Rights

         The Company has not sought patent protection for its proprietary software systems and software products, although may apply for patents in the future. The Company seeks to maintain its proprietary rights by trade secret protection, copyright notices, non-competition and non-disclosure agreements with its employees and, as appropriate, with its vendors. The Company will seek formal copyright and/or patent protection for certain software program applications and obtain patents where feasible. There can be no assurance that meaningful proprietary protection can be attained as a result of any such filing, and any proprietary rights that we might choose to protect through legal action may involve substantial costs.

         The Company believes that the technology edge it currently enjoys will likely lessen over time and in order to be competitive, it must provide a high quality, continually improving, complete solution to consumers, real estate agents and other industry providers. The Company believes that its core technical competence and knowledge of the real estate market will allow it to maintain leading edge products and services that will have value in the marketplace.

Employees

         As of March 20, 2002, the Company had a total of 82 employees. Of this total, 13 were in sales and marketing, 27 in product development and data aggregation, 29 in technical services and customer support, and 13 in finance and administration.


Fidelity Transactions

         On October 25, 2001, Fidelity National Financial, Inc. ("Fidelity") agreed to loan the Company up to $4,000,000, which was consummated on November 5, 2001. The purpose of the Fidelity loan to the Company was to enable the Company to pay off certain existing debt so as to release lenders' liens on certain assets being purchased by FNIS as described above. Fidelity and the Company entered into a Credit Agreement, pursuant to which Fidelity eventually loaned the Company $3,000,000 for the purpose of paying off and canceling its loan agreements with E-Home.com, Inc. d/b/a HomeMark ("HomeMark"), the repayment of an earlier secured promissory note of $400,000, and for general working capital purposes.

         In return, Fidelity accepted (i) a revolving promissory note with stated interest at prime plus 2% convertible into shares of the Company's common stock at $0.10 per share (the "Note") and (ii) a stock purchase warrant (the "Warrant"). The Note is convertible into 30,000,000 shares of the Company's common stock; however, the aggregate potential equity represented in the Note and the Warrant is 25% of the Company's outstanding Common Stock. To the extent the Note is not converted to a number of shares of common Stock representing a 25% equity stake in the Company, the Warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of Common Stock. Both the Note and the Warrant were filed as exhibits to a Form 8-K filed on November 20, 2001.

         On November 1, 2001 the Company entered into a Business Separation and Settlement Agreement with HomeMark and HomeSeekers Management, Inc., which was consummated on November 5, 2001. In accordance with the terms of the agreement, the companies terminated, and released any and all obligations under, all agreements between the parties including a Loan Agreement, Security Agreement and Financing Statement, and the Securities Purchase Agreement dated June 6, 2001; the Security Agreement and Financing Statement dated June 19, 2001, the Intercorporate Services Agreement dated July 1, 2001; the Loan Agreement, Security Agreement and Financing Statement dated July 17, 2001; all promissory notes including, without limitation, those issued in connection with the June
Loan Agreements and the June Security Agreement. In connection with the settlement, and in addition to other terms and conditions, the Company paid HomeMark $1,875,000 and assigned to HomeMark its Loan Agreement and the Security Agreement and Financing Agreement dated July 16, 2001 between EntrePort Corporation and the Company in the total principal amount of $500,000.

         As an inducement to make the loan, Fidelity agreed to accept equity in the Company in the form of the Note and Warrant described above. FNIS has no rights to receive or control disposition of any of the shares of Common Stock. Fidelity and the Company also executed a Security Agreement securing the Company's obligations to Fidelity. The Security Agreement was filed as an exhibit to the Form 8-K filed on November 20, 2001.

         On October 25, 2001, FNIS and the Company entered into an agreement whereby FNIS would purchase certain assets of the Company representing substantially all of the Company's MLS operations, such assets amounting to less than twenty percent (20%) of the Company's total assets. FNIS and the Company also entered into an agreement (the "Management Agreement") pursuant to which FNIS would provide management services to the Company until the earlier to occur between the close or the termination of the Asset Purchase Agreement. The Asset Purchase Agreement and the Management Agreement were filed as exhibits on Form 8-K as filed on November 20, 2001.

         On December 3, 2001, the agreement was consummated and FNIS acquired substantially all of the assets, including corporate and trade names and goodwill associated with the business, of the Company's XMLSweb(tm) division (formerly Terradatum LLC and Information Management Company, LLC). The total consideration paid was $2,000,000, of which $500,000 was advanced in November and $1,275,000 was paid in December 2001. An additional amount of $225,000 was withheld pending the resolution of licensing obligations of the Company which had not been resolved as of April 23, 2002.


Item 2.  Description Of Property.

         The Company has no owned real property either for its own use or for investment purposes. The Company has moved all of its operations into one office facility in Brea, California consisting of approximately 25,000 square feet. In connection with the purchase of the Company's MLS operations, the original lease was assumed by FNIS and the Company is subleasing the premises on a month-to-month basis.

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

         The Company has commitments to issue common stock in the form of options, warrants and other agreements, that, if fulfilled, will cause the Company to exceed its authorized number of shares of common stock. The Company has begun preparation of a proxy statement in contemplation of a Meeting of Stockholders to be held between June and July, 2002 to, among other matters, approve an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock in an amount necessary to accommodate these agreements, options and warrant exercises. The Company has entered into business purchase agreements that include requirements to register the shares of the Company's common stock issued in connection with the purchase. The Company's ability to register these shares is in question subject to the approval of the increase in the authorized number of shares. Accordingly, the Company is currently in violation of these registration rights agreements.


Item 4.  Submission Of Matters To A Vote Of Security Holders.

         None.


                                     PART II


Item 5.  Market For Registrant's Common Equity And Related Stockholder Matters.

         The Company's common stock was traded on the Nasdaq SmallCap Market for the period from September 16, 1999 through July 16, 2001 under the symbol "HMSK." Effective July 17, 2001, the common stock was delisted from the Nasdaq SmallCap Market due to a failure to maintain a minimum bid price of $1.00 per share and trading commenced on the Over-the-Counter (OTC) Bulletin Board market. The following table sets forth the high and low bid quotations for the common stock for the periods indicated. The quotations subsequent to July 16, 2001, as reported by North American Quotations, reflect prices between dealers, do not include retail mark-ups, markdowns, commissions and may not necessarily represent actual transactions.


 Period                                                        High        Low
 ------                                                        ----        ---

First Quarter (ended March 31, 2000)....................      $25.50     $11.56
Second Quarter (ended June 30, 2000)....................      $14.88      $2.06
Third Quarter (ended September 30, 2000)................       $3.41      $2.00
Fourth Quarter (ended December 31, 2000)................       $2.59      $0.47

First Quarter (ended March 31, 2001)....................       $0.66      $0.13
Second Quarter (ended June 30, 2001)....................       $1.04      $0.13
Third Quarter (ended September 30, 2001)................       $0.69      $0.25
Fourth Quarter (ended December 31, 2001)................       $0.26      $0.03


         As of December 31, 2001, there were approximately 500 holders of record and approximately 5,500 beneficial holders of the 48,954,561 shares of common stock that were issued and outstanding. The transfer agent for the shares is Atlas Stock Transfer Co., 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151.

         The Company has never paid cash dividends on its common stock and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's operating results, capital requirements, expansion plans, financial condition and other relevant factors.

Sales of Unregistered Securities

         On July 21, 2000, the Company acquired IRIS, a provider of productivity software to real estate professionals and issued 500,000 shares of its common stock, along with $25,000 in cash at that time. The Company then issued 400,000 shares of its common stock on January 9, 2001 and 2,500,000 shares of common stock on February 28, 2001 to complete the acquisition. The shares of common stock were valued at $2.6 million. The owners of IRIS were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in the Company, and had access to or otherwise were provided with financial and other information concerning the Company. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

         In October 2000, the Company issued 199,203 shares of its common stock to the prior owners of IMCO. This consideration was payable pursuant to the purchase agreement on the one-year anniversary of the acquisition of IMCO. In November 2000, the Company issued 700,000 shares of common stock to the prior owners of Terradatum as required by the purchase agreement for the acquisition of Terradatum. The Company also issued in November 2000 and January 2001, a total of 1,284,146 shares of common stock to a corporation in payment of $1,000,000 of a liability incurred pursuant to the Terradatum purchase agreement. In December 2000, the Company issued 106,948 shares of common stock to the prior owners of Connect2Call as required by the purchase agreement for the acquisition of Connect2Call. In February 2001, the Company issued 2,200,000 shares of its common stock to the prior owners of ISG pursuant to an amendment to the original purchase agreement, representing a settlement of total shares to be issued under the purchase agreement. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in the Company, and had access to or otherwise were provided with financial and other information concerning the Company. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

         During the year ended June 30, 2001, the Company issued an additional 94,699 shares of its common stock valued at approximately $189,000 to vendors and employees for goods and services. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

         During the year ended June 30, 2001, the Company issued warrants to purchase a total of 375,106 shares of common stock to individuals and companies for services valued at $496,000, at exercise prices ranging from $.40 to $3.00 per share. The Company also issued warrants to purchase a total of 1,925,000 shares of common stock to individuals for interest expense, debt extension and penalty fees valued at $765,000, at exercise prices ranging from $.19 to $.80 per share. In addition, the Company issued warrants to purchase a total of 1,200,000 shares of common stock to eBay Inc. in connection with an operating agreement with that company, at an exercise price of $1.50 per share. The Company issued warrants to purchase a total of 930,000 shares of common stock to individuals and companies in equity fund raising activities, at exercise prices ranging from $.19 to $.40 per share. The Company issued warrants to purchase a total of 200,000 shares of common stock to members of our Board of Directors at an exercise price of $.59 per share. The individuals and companies were accredited investors or otherwise had such experience in financial and business matters so that they were able to evaluate the risks and merits of an investment in us, and had access to or otherwise were provided with financial and other information concerning us. In addition, the certificates representing the shares issued to them contained a legend relating to restrictions on transferability under the Securities Act. Accordingly, these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) thereof or Rule 506 of the rules and regulations thereunder.

         On October 25, 2001, the Company entered into the following transactions with Fidelity: (i) a revolving promissory note of $3,000,000, convertible into shares of the Company's common stock at $0.10 per share and
(ii) a stock purchase warrant. The note is currently convertible into 30,000,000 shares of the Company's common stock; however, the aggregate potential equity represented in the Note and the Warrant is 25% of the Company's outstanding Common Stock. To the extent the Note is not converted to a number of shares of common Stock representing a 25% equity stake in the Company, the Warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of Common Stock. These transactions were exempt from registration requirements of the Securities Act pursuant to Section 4(2) thereof.

Item 6.  Selected Financial Data.


  (Amounts  in  thousands,            Six-months Ended       -----------------Year Ended June 30-----------------
  except  per share data)             December 31, 2001         2001          2000          1999          1998
  -------------------------------     -----------------      ----------    ----------    ----------    ----------
  Revenues                                 $6,035              $17,392       $11,090        $3,419        $1,666
  -------------------------------     -----------------      ----------    ----------    ----------    ----------

  Net loss                                (11,966)             (51,627)      (25,034)       (4,842)       (2,796)
  -------------------------------     -----------------      ----------    ----------    ----------    ----------

  Basic  and   diluted   net
  loss  per common share                    (0.25)               (1.66)        (1.47)        (0.53)        (0.50)
  -------------------------------     -----------------      ----------    ----------    ----------    ----------

  Total assets                              2,879                8,723        40,026        16,889         1,898
  -------------------------------     -----------------      ----------    ----------    ----------    ----------

  Long-term liabilities                     3,671                1,758         1,015           383           140
  -------------------------------     -----------------      ----------    ----------    ----------    ----------

  Cash dividends declared                    None                 None          None          None          None
  -------------------------------     -----------------      ----------    ----------    ----------    ----------


Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

         The following discussion of financial condition and results of operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this Form 10-K, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify forward-looking statements. The cautionary statements made in this Form 10-K should be read as being applicable to all related forward-looking statements wherever they appear in this document. Actual results could differ materially from those discussed in or implied by this Form 10-K. The Company does not intend to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. Factors that could cause or contribute to such differences include those discussed below.


Overview

         On February 13, 2002, the Company announced a change in its fiscal year end from June 30 to December 31. The change was effective for the six-month period ended December 31, 2001. The Company had previously released results for the three months ended September 30, 2001. The comparisons in this transition report will be for the six-month period ended December 31, 2001 and the twelve-month periods ended June 30, 2001 and 2000.

         As discussed elsewhere in this Form 10-K, the Company has experienced recurring losses from operations and has an accumulated deficit of approximately $104.5 million at December 31, 2001. Similarly, the Company has a significant working capital deficit and limited cash reserves. Because of these factors, the reports of the independent auditors on our consolidated financial statements for the six-months ending December 31, 2001 and the year ended June 30, 2001 includes an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         In October, 2001 the Company borrowed $3.0 million to pay off certain existing debt and for working capital needs. In December 2001 the Company sold its MLS operating division generating net cash available for working capital purposes of approximately $1.7 million. Since November 2001, the Company has moved quickly to reduce its fixed operating expenses and consolidate its operations into one location. In a press release dated March 12, 2002, the Company announced that, for the first time in its history, it was generating revenues and cash flows sufficient to cover current operating needs. However, as noted above, the Company continues to maintain a significant working capital deficit from its prior activities and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. See "Liquidity and Capital Resources." The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings.

         The Company is operating with a new management team and has undertaken a significant restructuring of its operations. There can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. If the Company is unable to achieve these results or otherwise cannot obtain additional financing on acceptable terms, it is likely that the Company would cease operations. See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information."

Results of Operations

         Business acquisitions and comparability

         During the three years ended June 30, 2001, the Company developed its family of products and services through a series of business acquisitions, asset purchases and strategic alliances. Many of these transactions were accomplished through the issuance of equity securities beginning late in during the fiscal year ended June 30, 1999, continuing through fiscal 2000, and into the first quarter of the year ended June 30, 2001. During the year ended June 30, 2001, the Company expended efforts and financial resources to combine and restructure the operations of its business acquisitions and its ongoing businesses including the sale or closing of all publishing operations during the latter part of the year. Similarly, during the six-months ended December 31, 2001, the Company sold its MLS operating division, and revenues and expenses recognized from that division do not extend across the entire six-month period. Also, certain categories of revenue and expense may be dissimilar between periods due to differing accounting systems between entities. Accordingly, the operating results for each of the fiscal years ended June 30, 2001 and 2000 and the six-months ended December 31, 2001 are not comparable.

         Revenues

         For the six-months ended December 31, 2001, software sales and license revenues were $3.1 million or 51.8% of total revenues. Website hosting and web page development revenues were $2.1 million or 34.4% of total revenue. Programming, custom development, and portal revenues were $655,000 or 10.9% of total revenues. The Company attributes an overall decrease in revenues to the Company's lack of capital resources and minimal marketing efforts during the period. The Company anticipates that revenues attributable to programming, custom development and network hosting activities may increase in the foreseeable future due to new initiatives and expanded efforts for those products and services.

         Revenues increased from $11.1 million in fiscal 2000 to $17.4 million in fiscal 2001. Growth in revenues resulted from significant increases in two areas: (1) programming and licensing and (2) Web page development and Website-related revenues. Programming and licensing revenues increased from $3.1 million in fiscal 2000 to $7.5 million in fiscal 2001, principally due to the acquisitions of ISG in April 2000 and IRIS in July 2000. Also contributing to this increase in fiscal 2001 was approximately $371,000 in additional revenues recognized from XMLS Web contracts. Web page development and Website-related revenues increased from $4.6 million in fiscal 2000 to $5.7 million in fiscal 2001 primarily due to continued growth of our telemarketing and field sales programs. We also experienced an increase in publishing revenues of approximately $702,000 in fiscal 2001, primarily due to inclusion in operations of HomeSeekers Magazines, Inc., which was acquired in February 2000, for most of fiscal 2001. However, all publishing operations were sold or closed during the latter part of fiscal 2001, and no publishing revenues are anticipated in the future.

         Cost of revenues

         Cost of revenues decreased from $13.6 million during the year ended June 30, 2001 to $2.9 million during the six-months ended December 31, 2001 as the Company ceased or was unable to allocate financial resources to its sales efforts. Similarly, the Company discontinued its printing operations between periods which had a significantly higher cost of sale. Cost of revenues increased from $9.4 million in fiscal 2000 to $13.6 million in fiscal 2001, due primarily to the increase in business in fiscal 2001.

         Operating expenses

         Operating expenses during the six-months ended December 31, 2001 totaled $14.7 million. In general, operating expenses were on a steep decline at the end of the period as the Company further reduced its employee base and fixed operating costs. Included in operating expenses was approximately $5.2 million attributable to separation and settlement agreements with three of the Company's former officers and directors and an additional $1 million attributable to the further write-down of intangible assets.

         Operating expenses increased from $27.2 million in fiscal 2000 to $53.1 million in fiscal 2001 in part because of additional operating expenses associated with acquisitions completed near the end of fiscal 2000 and the first month of fiscal 2001. In addition, the Company was involved in restructuring activities during the third and fourth quarters of fiscal 2001 including the discontinuance of its publishing operations, the closing of certain operating locations and consolidation of operating divisions.

         The Company recorded a $20.1 million write-down of investments and purchased intangible assets during fiscal year 2001. After careful assessment of various factors relating to its intangible assets, including the Company's decision to discontinue its publishing operations in the third quarter and consolidation and restructuring of other acquired businesses primarily in the fourth quarter, management determined it was appropriate to write down the value of these assets. Accordingly, such assets were written down by a total of $13.3 million for the year to estimated fair value based on estimated discounted net cash flows for the operating entities that had separately identifiable cash flows in accordance with SFAS No. 121. The cash flow periods used were 3 years with a discount rate of 15 percent which are assumptions that reflect management's best estimates. The Company wrote off its remaining investment in its foreign affiliate during the third and fourth quarters of fiscal 2001 as a result of its affiliate's inability to raise capital or generate profitable operations. The Company also wrote off the remaining $1.7 million of its investment in the common stock of BuySellBid.com during fiscal 2001 due to its continuing losses and the uncertainty of further recovery on the investment.

         For the six-months ended December 31, 2001, compensation and related costs totaled $7.4 million. Compensation expense and related costs increased from $9.6 million in fiscal 2000 to $15.9 million in fiscal 2001, primarily because of the additional personnel associated with the acquisitions completed near the end of fiscal 2000 and during the first month of fiscal 2001. Employee headcount included in operating expenses was approximately 231 at the beginning of fiscal 2001. Restructuring efforts during 2001 and into 2002 included headcount reductions as facilities were closed and divisions combined. As a result of these efforts, employee headcount included in operating expenses was 82 as of March 20, 2002. In connection with these headcount reductions, significant severance and employee termination costs were incurred during fiscal 2001 and the Company recognized a non-cash expense of $2.3 million in the fourth quarter of fiscal 2001 due to the repricing of employee stock options.

         For the six-months ended December 31, 2001 facilities expenses totaled $583,000. Facilities expenses increased from $1.8 million in 2000 to $2.7 million in 2001 because of acquisitions between periods. Travel, trade shows and related expenses decreased from $4.1 million in 2000 to $1.6 million in 2001 and promotion and marketing expenses decreased from $2.9 million in 2000 to $2.1 million in 2001 primarily due to the limited operating funds available for these activities. For the six-months ended December 31, 2001, expenses attributable to these activities were less than $500,000.

         Depreciation and amortization expense increased from $2.4 million in fiscal 2000 to $5.4 million in fiscal 2001 because of the property and equipment and purchased intangible assets acquired late in fiscal 2000 and early fiscal 2001. A substantial portion of the assets attributable to these acquisitions were disposed of or written down during 2001. Accordingly, depreciation and amortization expense was $1.7 million for the six-months ended December 31, 2001.


Liquidity and Capital Resources

         The Company has limited cash reserves and a working capital deficit of over $11.4 million at December 31, 2001. The Company stated in its Annual Report on Form 10-K for the year ended June 30, 2001, and as filed on October 12, 2001, that it had run out of cash, was unable to fully-fund its payroll on October 10, 2001, and would have to consider curtailing or ceasing its operations including the possibility of filing bankruptcy. The Company further noted that in the event outside financing in the form of debt or equity was not obtained within the next several weeks, it might be required to curtail or cease operations.

         On October 25, 2001, the Company entered into a loan agreement with Fidelity which ultimately totaled $3,000,000. The loan enabled the Company to pay off certain existing debt so as to release lenders' liens on certain assets being purchased by FNIS and provided the Company with a limited amount of working capital which was quickly absorbed in operations. Similarly, on October 25, 2001 the Company entered into an agreement with FNIS whereby FNIS would acquire certain assets of the Company representing its MLS operations for a total purchase price of $2,000,000. The purchase was consummated on December 3, 2001 generating net cash available for working capital purposes of approximately $1.7 million.

         Since November, 2001, the Company has moved quickly to reduce its fixed operating expenses and consolidate its operations into one facility in Brea, California. In a press release dated March 12, 2002, the Company announced that, for the first time in its history, it was generating revenues and cash flows sufficient to cover current operating needs. However, the Company continues to maintain a significant working capital deficit from its prior activities and has inadequate cash reserves to fully satisfy its existing trade debts.

         Accordingly, because of the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing, the report of the independent auditors on the consolidated financial statements contains an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This uncertainty is further discussed in Note 2 of the notes to the consolidated financial statements.

         During the year ended June 30, 2001 and through the six-months ended December 31, 2001, the operations of the Company were partly funded through the issuance of equity securities. As a result of these issuances, the stockholders experienced significant dilution. The Company's note agreement with Fidelity contains conversion features that, if converted, would significantly reduce the percentage ownership of the current stockholders. Similarly, the agreement with Fidelity includes a purchase warrant such that the aggregate potential equity represented in the note and the warrant is 25% of the Company's outstanding common stock. To the extent the note is not converted to a number of shares of common stock representing a 25% equity stake in the Company, the warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of common stock. Fidelity has the sole right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, the shares of the Company's common stock issuable upon the exercise of the note and the warrant. If additional funds are raised through the issuance of equity or convertible securities, the percentage ownership of the stockholders will continue to be reduced, the stockholders will experience additional material dilution and such securities may have rights, preferences or privileges senior to those of the existing stockholders. It is also likely that the Company may be required to issue warrants for the purchase of common stock in any such financing, which may result in additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may not be able to meet its operating obligations and the Company may be forced to cease operations. See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information" below.

         At December 31, 2001 the Company's cash balance was $1.2 million compared to $1.4 million at June 30, 2001, a decrease in cash of $200,000. Also at December 31, 2001, the Company had an accumulated deficit of approximately $104.5 million, current liabilities exceeded current assets by $11.4 million, and total liabilities exceeded total assets by $13.7 million. Included in current liabilities at December 31, 2001 are significant amounts of past due accounts payable and short-term debt. The Company is currently in default under a $500,000 note payable to one of its former officers that became due in April 2001. Pursuant to the note, the Company is obligated to issue warrants to purchase 100,000 shares of common stock each week until all principal and interest is repaid. Long-term liabilities at December 31, 2001 included $3,000,000 for a note payable to Fidelity which matures on April 24, 2003. At June 30, 2001, long-term liabilities were primarily comprised of deferred revenues.

         The Company has experienced negative cash flows from operations from inception. Net cash used in operating activities during the six-months ended December 31, 2001 was $3.7 million compared to $10.3 million in fiscal 2001 and $12.5 million in fiscal 2000. As shown in the consolidated statement of cash flows for the six-months ended December 31, 2001 and for the year ended June 30, 2001, a significant portion of operating expenses were non-cash, including write downs of assets, compensation expense from option repricings and common stock and warrants issued for services and interest.

         Net cash provided from investing activities during the six-months ended December 31, 2001 was $1.7 million of which virtually all of this was from the sales of the Company's MLS operation to FNIS. Net cash provided from investing activities during fiscal 2001 was $786,000, with $1.3 million provided by the sale of investments, $354,000 from the sale of intangible assets, $157,000 from payments on notes receivable, and $200,000 received from our foreign affiliate, net of $1.0 million used to acquire property and equipment and $212,000 used to acquire technology and other intangible assets.

         The Company generated net cash provided by financing activities of $1.8 million during the six-months ended December 31, 2001, of which all but $10,000 was from debt offerings. Operations were partially funded in fiscal 2001 from the net proceeds of $7.5 million from the sale of common stock and warrants and the exercise of options and warrants and from proceeds of debt of approximately $2.0 million. The Company repaid debt of $569,000 during fiscal 2001, much of which was assumed from business acquisitions.


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

         The Company stated in its Annual Report on Form 10-K for the year ended June 30, 2001, and as filed on October 12, 2001, that it had run out of cash, was unable to fully-fund its payroll on October 10, 2001, and would have to consider curtailing or ceasing its operations including the possibility of filing bankruptcy. The Company further noted that in the event outside financing in the form of debt or equity was not obtained within the next several weeks, it might be required to curtail or cease operations.

         On October 25, 2001 the Company entered into a loan agreement with Fidelity which ultimately totaled $3,000,000. The loan enabled the Company to pay off existing debt so as to release lenders' liens on certain assets being purchased by FNIS and provided the Company with a limited amount of working capital which was quickly absorbed in operations. Similarly, on October 25, 2001 the Company entered into an agreement with FNIS whereby FNIS would acquire certain assets of the Company representing its MLS operations for a total purchase price of $2,000,000. The purchase was consummated on December 3, 2001 generating net cash available for working capital purposes of approximately $1.7 million.

         Since November, 2001, the Company has moved quickly to reduce its fixed operating expenses and consolidate its operations into one facility in Brea, California. In a press release dated March 12, 2002, the Company announced that, for the first time in its history, it was generating revenues and cash flows sufficient to cover current operating needs. However, the Company continues to maintain a significant working capital deficit from its prior activities and has inadequate cash reserves to fully satisfy its existing trade debts.

         Accordingly, because of the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing, the report of the independent auditors on the consolidated financial statements contains an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This uncertainty is further discussed in Note 2 of the notes to the consolidated financial statements.

         The Company may not be able to obtain additional financing for its current and future operating and capital needs.

         Historic operations have consumed substantial amounts of capital. The business is capital intensive, particularly with respect to product development costs associated with the design and creation of software and web based products. Public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. If the Company is unable to obtain financing in the near future, or it is not available on acceptable terms, we will be limited in our ability to implement our operating plans and meet operating obligations. Should this occur, it is possible that we would cease operations.

         The stockholders have experienced and may continue to experience significant dilution.

         In order to fund its operations, the Company has issued a substantial number of equity securities. Coupled with a decreasing stock price, these issuances have had a substantial dilutive effect on the stockholders. Any future issuances would continue to reduce the percentage ownership of the stockholders and the stockholders will experience material dilution.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect the Company's stock price or could impair its ability to obtain capital through an offering of equity securities. Any decline in stock price could force us to issue even more securities to raise capital or to fund our business, resulting in even greater dilution to our stockholders.

         The number of authorized shares of common stock is not sufficient to meet outstanding obligations to issue common stock and does not permit the Company to raise additional capital through the issuance of common stock.

         As of March 20, 2002 the Company had 48,954,561 shares of common stock outstanding. In addition, as of that date there were options to purchase 3,004,493 shares of common stock and warrants to purchase 16,745,556 shares of common stock outstanding. Similarly, in connection with the loan from Fidelity, the Company issued a note payable to Fidelity that is convertible into 30,000,000 shares of the Company's common stock. The aggregate potential equity represented in the note and related warrant is 25% of the Company's outstanding common stock. To the extent the Note is not converted to a number of shares of common Stock representing a 25% equity stake in the Company, the warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of common stock. The Company also has a number of other commitments to issue common stock and securities convertible into common stock in the future. The Company's Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Therefore, before it can issue common stock upon the exercise of options or warrants or in accordance with other obligations, the Company must increase the number of authorized shares of common stock.

         Any increase in the authorized capital requires an amendment to the Articles of Incorporation, which must be approved by the stockholders. The Company has begun preparation of a proxy statement for a meeting of the stockholders that could be held at the earliest in June or July 2002, at which the Company will seek approval to increase the authorized number of shares of common stock in an amount necessary to meet the existing obligations. If the Company does not timely receive approval of this increase, it may be forced to default on some of its obligations. The Company relied heavily on the issuance of common stock in the past funding of its operations. If it does not increase the number of shares available for issuance, the Company will not be able to issue stock to fund its business operations. Additionally, it will not be able to issue common stock to raise capital in the future until an increase is approved and effected.

         The Company is not profitable and may continue to record losses for the foreseeable future.

         The Company recorded a net loss of $12.0 million for the six-months ended December 31, 2001, a net loss of $51.6 million for the year ended June 30, 2001 and had an accumulated deficit as of December 31, 2001 of $104.5 million. Although it has significantly reduced its fixed operating expenses and is generating positive cash flows, the Company may record net losses in the future due to non-cash expenditures or unexpected shortfalls in sales activity. By necessity, future expenses will include additional product development expenses, sales and marketing costs, general and administrative expenses. The Company may incur additional acquisition costs and additional restructuring costs. There can be no assurance that the Company will maintain sufficient revenues to offset anticipated operating and acquisition costs. The Company may not achieve sustained profitability. If it fails to sustain or increase profitability, our business, operating results and financial condition will be materially harmed and we could be forced to cease operations.

         Market  competition  among  existing  and  potential   competitors  may
adversely affect our business.

         The market for on-line real estate content and e-commerce providers is rapidly evolving and highly competitive, and competition is expected to intensify in the future. Our failure to maintain and enhance our competitive position could seriously harm our business. The technological and other requirements to remain competitive are changing continually, and we must be able to respond to changes in the industry in order to remain competitive. Our competitors vary in size and in the scope and breadth of products and services they offer.

         Our principal competitors for real estate professionals, homebuyers, sellers and renters and related content include:

                Websites  offering  real  estate  listings  together  with other related services, such as Homestore.com, Homes.com, Apartments.com, CyberHomes, HomeHunter.com, iOwn, LoopNet, Microsoft's HomeAdvisor, NewHomeNetwork.com and RentNet;

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

         We believe that our success depends in large part on the number of real estate listings received from agents, brokers, homebuilders, MLSs and residential, rental and commercial property owners. Many of the original agreements with the MLSs, brokers and agents to display their property listings had fixed fees per listing and fixed terms, typically 12 to 30 months. The Company is currently delinquent on payments to many of these providers and they may choose not to continue to provide the listing information to us. The Company is in the process of developing and entering into new agreements with these providers that are intended to satisfy past claims, provide more flexibility in the payment terms, and deliver more value to the providers for the listing data. However, there can be no assurance that the Company will be successful in these efforts or that the listing data providers will accept the new terms and provisions of these agreements. Accordingly, our business would be harmed.

         In addition, some providers of listing data may choose to provide their listings to one or more competitors on an exclusive basis. In particular, at least one competitor has entered into exclusive listing arrangements with a significant number of MLSs and, in order for us to display listings covered by this arrangement, we must seek the consent of the individual broker who provided these listings to the MLS. These listings can be more difficult to obtain and involve more recruiting costs to acquire them and our use of these listings could potentially subject us to claims by the parties to these exclusive listing arrangements. If our competitors are successful in increasing the number of exclusive listing arrangements with MLSs or large groups of brokers, we may be limited in the number of listings we are able to display on our Website and our business may be harmed. We have expended significant amounts to secure agreements for listings of real estate for sale and may be required to spend additional large amounts or offer other incentives in order to renew these agreements. If owners of large numbers of property listings, such as large brokers, MLSs, or property owners in key real estate markets choose not to renew their relationship with us, our Website could become less attractive to other real estate industry participants or consumers.

         Quarterly financial results are subject to significant fluctuations.

         Our results of operations could vary significantly from quarter to quarter. The Company is substantially dependent on sales of its software and website products and services. We also expect to incur significant sales and marketing expenses to promote our brand and services. Therefore, our quarterly revenues and operating results are likely to be particularly affected by the number of customers purchasing our products and services as well as sales and marketing expenses for a particular period. If revenues fall below our expectations, we may not be able to reduce our spending rapidly in response to the shortfall.

         Other factors that could affect our quarterly operating results include the following:

                the amount of advertising sold on our Website and the timing of payments for this advertising;

                the level of renewals for our products and services by real estate agents and brokers;

                the amount and timing of our operating expenses and capital expenditures;

                costs related to acquisitions of businesses or technologies; changes in the mix of products and services we sell; and

                increased sales, marketing, administrative and research and development expenses.

         Accordingly, we believe that period-to-period comparisons of our operating results may not be meaningful, and you should not rely on these comparisons as an indication of our future performance.

         Our  success  will  depend  on  the  continuing   contribution  of  key
management personnel and the attraction and retention of qualified employees.

         Our operations depend on the continuing contribution of key personnel. Our future success and continued viability depends on the continued services of our senior strategic, technical and operations personnel. Their near-term departure could have a significant adverse effect on our business, financial condition and results of operations.

         The Company must attract and retain personnel while competition for personnel in the industry is intense. Given our financial condition, we may be unable to retain our key employees or to attract, assimilate or retain other highly qualified employees. If we do not increase the number of authorized and issuable shares to accommodate employee incentive stock options, we may have significant difficulty in attracting and retaining highly qualified employees and executive officers. We have from time to time in the past experienced, and we expect in the future to again experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of growth and expansion. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledge base, is an additional challenge for us. If we do not succeed in retaining and motivating our current personnel, our business, financial condition and results of operations will be adversely affected.

         The Company may not be able to adapt to evolving technologies and customer demands, which could cause our business to suffer.

         The Company maintains and operates complex network data and hosting systems which the Company believes are technologically superior to its competition. The Company must continually upgrade and enhance these systems while continuing to develop its real estate portal content and desktop product and service offerings. To remain competitive, the Company must expend necessary capital on development efforts which may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our business could be expensive and time consuming. Any new features, functions or services so developed may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new customers and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new technologies into our products and services even though, in order to do so, we may incur substantial expenses.

         Our prior business acquisitions and any future acquisitions may not result in achieving the desired benefits of the transactions.

         A significant part of the Company's business strategy from 1999 and into the earlier part of 2001 was the acquisition of businesses and technologies. A number of these acquisitions were not successful for various reasons. The success of acquisitions is subject to many risks, and the reasons for failure include:

                The inability to assimilate the operations of the acquired businesses;

                The disruption of the existing businesses;

                The addition of significant additional expenses;

                The assumption of unknown liabilities and litigation;

                The inability to integrate, train, retain and motivate personnel of the acquired businesses;

                The diversion of existing management from day-to-day operations;

                The inability to incorporate acquired products, services and technologies successfully into existing product lines;

                The difficulty in identifying good acquisitions;

                The  potential   impairment  of  relationships  with  employees,
                customers and strategic partners; and

                The inability to maintain uniform standards, controls procedures and policies.

         The Company's inability to successfully address these risks adversely affected its business, financial condition and results of operations. During the year ended June 30, 2001 and again during the six-months ended December 31, 2001, the Company incurred significant expenses relating to the discontinuance of various operations, the impairment and write-down of intangible assets, and the restructuring and consolidation of other operating divisions.

         The Company depends upon a number of third-party relationships, many of which are short-term or terminable, to provide the Company with content to generate revenue.

         The Company depends on a number of third-party relationships to provide content and increase traffic on HomeSeekers.com and ultimately generate revenues. Outside parties include unrelated Website operators that provide links to HomeSeekers.com and providers of real estate content. Many relationships with third-party Websites and other third-party service providers are not exclusive and are short-term or may be terminated at the convenience of either party. The Company is not assured that third parties regard the relationship with them as important to their respective businesses and operations. They may reassess their commitment at any time in the future and may develop competitive services or products.

         The   Company   cannot   assure  that  it  will  be  able  to  maintain
relationships with third parties that supply content, related products, or services that are crucial to our success, or that such content, products or services will be able to sustain any third-party claims or rights against their use. The Company is currently in default of many of its contracts with third parties that are considered crucial to its business. Also, the Company cannot assure that the content, products or services of those companies that provide access or links to our Website will achieve market acceptance or commercial success. Accordingly, there is no assurance that existing relationships will result in sustained business partnerships, successful product or service offerings or the generation of revenues.

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

         Our international business is subject to a number of risks associated with doing business abroad. Although we have to date marketed our products and services to brokers, agents, and other real estate professionals located outside of North America on a limited basis, we may market our Website and products and services on a more extensive global basis. Expansion into new international markets may present competitive challenges different from those we currently face. There can be no assurance that we will expand internationally or that any such expansion will result in profitable operations.

         Our business is dependent on the strength of the real estate industry, which is both cyclical and seasonal.

         The real estate industry traditionally has been cyclical. Economic swings in the real estate industry may be caused by various factors. When interest rates are high or general national and global economic conditions are or are perceived to be weak, there typically is less sales activity in real estate. Recent reports indicate that the real estate industry may be adversely affected by a general economic decline and a concern regarding terrorism in the United States. Purchases of real property and related products and services are particularly affected by negative trends in the general economy. A decrease in the current level of sales of real estate and products and services related to real estate will adversely affect our business, financial condition and results of operations.

         Additionally, the Company has experienced seasonality in its business. The real estate industry generally experiences a decrease in activity during the winter. However, it is difficult for us to fully assess the impact of seasonal factors on our business. If we are unable to effectively manage our resources in anticipation of any seasonality of revenues and the increased costs we may incur during periods of lower revenues, our business will be harmed.

         The success of our operations depends to a significant extent upon a number of factors relating to discretionary consumer and business spending and the overall economy, as well as regional and local economic conditions in markets where we operate, including perceived and actual economic conditions; interest rates; taxation policies; availability of credit; employment levels; and wage and salary levels.

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

         If the Internet fails to become a viable marketplace for real estate content, information and e-commerce, our real estate portal business will not grow. Broad acceptance and adoption of the Internet by consumers and businesses when searching for real estate and related products and services will only occur if the Internet provides them with greater efficiencies and improved access to information. Internet usage and growth in the real estate industry may be inhibited for a number of reasons, including: inadequate network infrastructure; security concerns; uncertainty of legal and regulatory issues concerning the use of the Internet; inconsistent quality of service; lack of availability of cost-effective, reliable, high-speed service; and failure of Internet use to expand internationally.

         We depend on continued improvements to our computer network and the infrastructure of the Internet.

         In order to further assure the dependability and rapid response times of its networks, in March 2002 the Company migrated its systems to a hosting facility designed and maintained by Qwest Communications International, Inc. ("Qwest"). Although the hosting facility further assures the integrity and availability of the Company's systems, there can be no guarantees against failure and any failure of our computer systems that cause interruption or slower response times on our Website or hosting systems could result in a loss of Website users and real estate professional customers. If sustained or repeated, these performance issues could reduce the attractiveness of our Website to consumers, advertisers, real estate professionals, and other providers of real estate related products and services. Increases in the volume of our Website traffic could also strain the capacity of our existing computer systems, which could lead to slower response times or system failures. This would cause the number of real property search inquiries, advertising impressions, other revenue producing offerings and our informational offerings to decline, any of which could hurt our revenue growth and our brand loyalty.
The Company anticipates incurring additional costs to upgrade its computer systems in order to accommodate increased demand.

         To a certain extent, our ability to increase the speed with which we provide services to consumers and to increase the scope of these services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on the performance of and future improvements to the Internet. Our internal network infrastructure could be disrupted.

         We could experience system failures and security breaches that could harm our business and reputation.

         Our operations depend upon our ability to maintain and protect our computer systems, most of which are now located at the Qwest CyberCenter facilities in Burbank, California. Our systems are vulnerable to damage from break-ins, unauthorized access, terrorism, vandalism, fire, floods, earthquakes, power loss, telecommunications failures and similar events. Although we maintain insurance against fires and general business interruptions, the amount of coverage may not be adequate in any particular case.

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

         We enter into agreements with other companies under which we share with these other companies' revenues resulting from advertising or the purchase of services through direct links to or from our Website. These arrangements may expose us to additional legal risks and uncertainties, including local, state, federal and foreign government regulation and potential liabilities to consumers of these services, even if we do not provide the services ourselves. There can be no assurance that any indemnification provided to us in our agreements with these parties, if available, will be adequate.

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

         The trading prices of many technology and Internet-related companies' stocks are currently at historical lows. A rise in the market price of our common stock is partially dependent upon a recovery in the markets for technology companies. If stock prices for technology companies do not generally increase, it is likely that our stock price will remain at low levels. During the same period, these companies' stocks also have recorded lows well below historical highs. There can be no assurance that our stock will trade at the same levels of other Internet stocks or that we can sustain our common stock's trading price.

         Many of the factors that might cause volatility in the market price of our common stock are beyond our control. These factors may materially and adversely affect the market price of our common stock, regardless of how we operate.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         As of December 31, 2001 the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company had no material investments as of December 31, 2001, and therefore was not subject to significant market risks.

Item 8.  Financial Statements and Supplementary Data.

         The financial statements required by this Form 10-K appear herein commencing on page F-1.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosures.

         (a)    Previous independent auditors

                (1) On October 16, 2001, Ernst & Young LLP resigned as independent auditors for HomeSeekers.com, Incorporated.

                (2) The reports of Ernst & Young LLP for both the fiscal year ended June 30, 2000 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle. However, both reports contained a paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

                (3)   Not applicable.

                (4) In connection with its audits for the two most recent fiscal years and through October 16, 2001 there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the financial statements for such years.

                (5) During the two most recent fiscal years and through October 16, 2001 there have been no reportable events (as defined in Regulation S-K Item 304 (a)(1)(v)).

                (6) Ernst & Young LLP furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.2 to a Form 8-K filed on October 24, 2001.

         (b)    New independent auditors

                (1) The Company engaged Corbin & Wertz as its new independent auditors as of February 12, 2002. During the two most recent fiscal years and through February 12, 2002, the Company did not consult with Corbin & Wertz on items regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion which might be rendered on the Registrant's financial statements.



                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information regarding directors and executive officers of the Company will be set forth under the captions "Executive Officers" and "Election of Directors" in the Company's proxy statement related to the Company's annual meeting of stockholders for the fiscal year ended December 31, 2001 (the "Proxy Statement") and is incorporated herein by reference. Information required by
Item 405 of Regulation S-K will be set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

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

         (b)    Reports on Form 8-K:

                (1) The  Company  filed a Current  Report on Form 8-K on October
                    23, 2001 reporting the resignations of three of its members of the board of directors including its Chairman, Joseph Harker.

                (2) The  Company  filed a Current  Report on Form 8-K on October
                    24, 2001 reporting a change in its certifying accountants due to the resignation of Ernst & Young LLP effective October 16, 2001.

                (3) The Company  filed a Current  Report on Form 8-K on November
                    20, 2001 reporting a change of control and a disposition of assets attributable to a Note and Warrant agreement with Fidelity National Financial, Inc. and an Asset Purchase Agreement with Fidelity National Information Solutions, Inc. of which all documents were included as exhibits thereto.

                          HOMESEEKERS.COM, INCORPORATED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS




Report of Corbin & Wertz, Independent Auditors......................       F-1
Report of Ernst & Young LLP, Independent Auditors...................       F-2
Consolidated Balance Sheets at December 31, 2001 and
  June 30, 2001.....................................................       F-3
Consolidated Statements of Operations for the Six-months
  Ended December 31, 2001 and Years Ended June 30, 2001 and 2000....       F-4
Consolidated Statements of Stockholders' Equity (Deficit) for
  the Six-months Ended December 31, 2001 and Years Ended
  June 30, 2001 and 2000............................................       F-5
Consolidated Statements of Cash Flows for the Six-months Ended
  December 31, 2001 and Years Ended June 30, 2001 and 2000..........       F-8
Notes to Consolidated Financial Statements..........................      F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of HomeSeekers.com, Incorporated


We have audited the accompanying consolidated balance sheet of HomeSeekers.com, Incorporated (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six-months then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2001, and the consolidated results of its operations and its cash flows for the six-months then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred significant operating losses, has significant negative cash flows from operations for the six-months ended December 31, 2001, and has working capital deficit of $11,450,000 and stockholders' accumulated deficit of $104,553,000 at December 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's current plans and actions in regards to these matters are discussed in Note 2. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                                                  CORBIN & WERTZ

Irvine, California
March  20,  2002,  except  for Notes 3 and 14, as to which the date is April 23,
2002

                Report of Ernst & Young LLP, Independent Auditors

To the Board of Directors and Stockholders
HomeSeekers.com, Incorporated

We have audited the accompanying consolidated balance sheet of HomeSeekers.com, Incorporated as of June 30, 2001, and the consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of HomeSeekers.com, Incorporated as of June 30, 2001, and the consolidated results of its operations and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

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

                                                               ERNST & YOUNG LLP

Reno, Nevada
September 19, 2001




                          HOMESEEKERS.COM, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                       DECEMBER 31, 2001 AND JUNE 30, 2001
             (Amounts in thousands, except share and per share data)


                                                                                                           December 31,   June 30,
                                                                                                               2001         2001
                                                                                                           ------------   --------
                                     ASSETS
Current assets
   Cash and cash equivalents............................................................................     $  1,232     $ 1,433
   Accounts receivable, net of allowance for uncollectible accounts of $190 and $288, respectively......           57         513
   Accounts and notes receivable, related parties.......................................................           92         179
   Other assets.........................................................................................           86         511
                                                                                                             ---------    --------
      Total current assets..............................................................................        1,467       2,636
Investments, net of valuation allowance of $180 and $170, respectively..................................           20          30
Property and equipment, net.............................................................................        1,337       2,561
Purchased intangible assets, net of accumulated amortization of $5 and $1,281, respectively.............            5       3,262
Other assets............................................................................................           50         234
                                                                                                             ---------    --------
                                                                                                             $  2,879     $ 8,723
                                                                                                             =========    ========



                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable.....................................................................................     $  3,945     $ 3,114
   Accrued payroll and other liabilities................................................................        4,704       2,631
   Liability under purchase agreement...................................................................          500         500
   Long-term obligations, current portion...............................................................        1,046       2,249
   Deferred revenue, current portion....................................................................        2,722       3,887
                                                                                                             ---------    --------

      Total current liabilities.........................................................................       12,917      12,381
Long-term liabilities
   Long-term obligations................................................................................        3,088         125
   Deferred revenue.....................................................................................          583       1.633
                                                                                                             ---------    --------

      Total long-term liabilities.......................................................................        3,671       1,758
Commitments and contingencies
Stockholders' equity (deficit)
   Common stock; $.001 par, 50,000,000 shares authorized; 48,954,561 shares and 47,091,597
       shares issued and outstanding at December 31, 2001 and June 30, 2001, respectively...............           49          47
   Additional paid-in capital...........................................................................       90,975      87,302
   Accumulated other comprehensive loss.................................................................         (180)       (170)
     Accumulated deficit................................................................................     (104,553)    (92,587)
   Note receivable from officer.........................................................................            -          (8)
                                                                                                             ---------    --------

      Total stockholders' equity (deficit)..............................................................      (13,709)     (5,416)
                                                                                                             ---------    --------

                                                                                                             $  2,879     $ 8,723
                                                                                                             =========    ========

The accompanying notes are an integral part of these consolidated financial statements.



                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND THE YEARS
                          ENDED JUNE 30, 2001 AND 2000
             (Amounts in thousands, except share and per share data)



                                                                      December 31,       June 30,        June 30,
                                                                          2001             2001            2000
                                                                      ------------     -----------     -----------
Revenues.........................................................     $    6,035       $  17,392       $  11,090
Cost of revenues.................................................          2,850          13,559           9,404
                                                                      ------------     -----------     -----------
   Gross profit..................................................          3,185           3,833           1,686
                                                                      ------------     -----------     -----------
Operating expenses:
    Operating expenses...........................................         12,031          27,520          22,002
    Depreciation and amortization................................          1,658           5,442           2,403
    Write down of investments and intangible assets..............          1,034          20,130           2,793
                                                                      ------------     -----------     -----------
                                                                          14,723          53,092          27,198
                                                                      ------------     -----------     -----------
Loss from operations.............................................        (11,538)        (49,259)        (25,512)
Other income (expense)
   Interest expense..............................................         (1,029)           (944)            (77)
   Interest income...............................................              3              74             290
   Other, net....................................................            598          (1,498)            265
                                                                      ------------     -----------     -----------
                                                                            (428)         (2,368)            478
                                                                      ------------     -----------     -----------
Net loss.........................................................        (11,966)        (51,627)        (25,034)
Other comprehensive income (loss)................................            (10)            483            (653)
                                                                      ------------     -----------     -----------
Total comprehensive loss.........................................     $  (11,976)      $ (51,144)      $ (25,687)
                                                                      ============     ===========     ===========

Net loss.........................................................     $  (11,966)      $ (51,627)      $ (25,034)
                                                                      ============     ===========     ===========

Basic and diluted net loss per common share......................     $    (0.25)      $   (1.66)      $   (1.47)
                                                                      ============     ===========     ===========



Shares used in computing basic and diluted share data............      48,622,383      31,145,564      17,031,852
                                                                      ============     ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.



                          HOMESEEKERS.COM, INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
            FOR THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND THE YEARS
                          ENDED JUNE 30, 2001 AND 2000
                    (Amounts in thousands, except share data)


                                                                                       Accumu-
                                                                                        lated
                                                                             Invest-    Other                   Note       Stock-
                                                               Additional     ment     Compre-    Accumu-    Receivable    holders'
                                            Common Stock        Paid In        in      hensive    lated         from       Equity
                                          Shares     Amount     Capital       LLC       Loss      Deficit      Officer    (Deficit)
                                        ----------   ------    ----------    -------   -------   ---------   ----------   ---------
Balance at June 30, 1999                14,946,283     $ 15      $29,051      $(450)     $  -    $(15,926)     $   -       $12,690

Securities acquired in settlement
   of investment in LLC.............             -        -          793        450         -           -          -         1,243
Shares issued for services..........       277,969        -        3,282          -         -           -          -         3,282
Warrants issued for services........             -        -          463          -         -           -          -           463
Exercises of stock options..........       677,497        -        1,495          -         -           -          -         1,495
Exercises of warrants...............     1,026,039        1        3,033          -         -           -          -         3,034
Shares issued for cash..............       917,407        1        5,436          -         -           -          -         5,437
Shares issued for asset and
   investment purchases.............       341,077        -        3,838          -         -           -          -         3,838
Compensation charge for option
   exercise.........................             -        -          156          -         -           -          -           156
Shares issued in business
   acquisitions.....................     1,608,188        2       16,846          -         -           -          -        16,848
Shares and warrants issued for
   investment in foreign affiliate..     1,638,750        2        7,720          -         -           -          -         7,722
Issuance of note receivable to
   officer for option exercise......             -        -            -          -         -           -       (320)         (320)
Net loss............................             -        -            -          -         -     (25,034)         -       (25,034)

Net unrealized loss on investments..             -        -            -          -      (653)          -          -          (653)
                                        ----------   ------    ----------    -------   -------   ---------   ----------   ---------

   Balance at June 30, 2000             21,433,210     $ 21     $ 72,113       $  -    $ (653)   $(40,960)     $ (320)     $ 30,201
                                        ==========   ======    ==========    =======   =======   =========   ==========   =========


The accompanying notes are an integral part of these consolidated financial statements.



                          HOMESEEKERS.COM, INCORPORATED
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
            FOR THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND THE YEARS
                          ENDED JUNE 30, 2001 AND 2000
                    (Amounts in thousands, except share data)



                                                                             Accumulated                    Note
                                                               Additional       Other                    Receivable   Stockholders'
                                            Common Stock        Paid In     Comprehensive   Accumulated     from         Equity
                                          Shares     Amount     Capital         Loss          Deficit      Officer      (Deficit)
                                        ----------   ------    ----------   -------------   -----------  ----------   ------------
Balance at June 30, 2000                21,433,210     $ 21     $ 72,113       $ (653)       $(40,960)      $(320)      $30,201

Shares issued for services..........     2,977,960        3          838            -               -           -           841
Shares issued for interest expense..        75,000        -           38            -               -           -            38
Warrants issued for services........             -        -          563            -               -           -           563
Warrants issued for interest expense             -        -          765            -               -           -           765
Exercises of stock options..........         3,334        -            2            -               -           -             2
Compensation expense from option
   repricings.......................             -        -        2,270            -               -           -         2,270
Exercises of warrants...............       200,000        1           37            -               -           -            38
Shares issued for cash..............    14,378,746       14        7,466            -               -           -         7,480
Shares issued in payment of
   liabilities......................     1,417,196        1        1,032            -               -           -         1,033
Shares issued in business
   acquisitions.....................     6,606,151        7        2,178            -               -           -         2,185
Reduction of note receivable from
   officer.........................              -        -            -            -               -         312           312
Net loss............................             -        -            -            -         (51,627)          -       (51,627)

Net unrealized gain on investments..             -        -            -          483               -           -           483
                                        ----------   ------    ----------      -------      -----------   ----------   ---------

   Balance at June 30, 2001             47,091,597     $ 47     $ 87,302       $ (170)       $(92,587)      $  (8)      $(5,416)
                                        ==========   ======    ==========      =======      ===========   ==========   =========


The accompanying notes are an integral part of these consolidated financial statements.



                          HOMESEEKERS.COM, INCORPORATED
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
            FOR THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND THE YEARS
                          ENDED JUNE 30, 2001 AND 2000
                    (Amounts in thousands, except share data)

                                                                              Accumulated                    Note
                                                                Additional       Other                    Receivable   Stockholders'
                                             Common Stock        Paid In     Comprehensive   Accumulated     from         Equity
                                           Shares      Amount    Capital         Loss          Deficit      Officer      (Deficit)
                                         ----------    ------   ----------   -------------   -----------  ----------   ------------
Balance at June 30, 2001                 47,091,597     $ 47     $ 87,302         $(170)     $ (92,587)       $ (8)     $ (5,416)

Shares issued for notes receivable.....   1,020,834        1          499                                                    500
Exercises of stock options.............      54,000        -           10             -              -           -            10
Shares issued for separation agreements     788,130        1          403             -              -           -           404
Warrants issued for services...........           -        -           44             -              -           -            44
Warrants issued for interest expense...           -        -          872             -              -           -           872
Warrants issued under separation and
   settlement agreements...............           -        -        1,845             -              -           -         1,845
Reduction of note receivable from
   officer.............................           -        -            -             -              -           8             8
Net loss...............................           -        -            -             -        (11,966)          -       (11,966)

Net unrealized loss on investments.....           -        -            -           (10)             -           -           (10)
                                         ----------    ------   ----------   -------------   -----------  ----------   ------------

   Balance at December 31, 2001          48,954,561     $ 49     $ 90,975        $ (180)     $(104,553)       $  -      $(13,709)
                                         ==========    ======   ==========   =============   ===========  ==========   ============

The accompanying notes are an integral part of these consolidated financial statements.


                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX-MONTHS ENDED DECEMBER 31, 2001 AND YEARS
                          ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)

                                                                                     December 31,     June 30,      June 30,
                                                                                         2001           2001          2000
                                                                                     -----------    ----------    ----------
Cash flows from operating activities
   Net loss.......................................................................    $ (11,966)    $ (51,627)    $ (25,034)
   Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation................................................................          685         1,670           793
      Amortization................................................................          973         9,670         4,519
      Write down of investments and intangible assets.............................        1,034        20,130         2,793
      Equity in loss in foreign affiliate.........................................            -           283            81
      Compensation expense from option repricings.................................            -         2,270             -
      (Gain) loss on sale of investments..........................................            -           974           (46)
      Gain on sale of assets......................................................         (524)            -             -
      Other.......................................................................          (52)          405           (39)
      Common stock and warrants issued for services...............................        2,293         1,404           653
      Common stock and warrants issued for interest...............................          872           803             -
   Changes in assets and liabilities net of effect from acquisitions
      Accounts receivable.........................................................          143           735         1,090
      Prepaid expenses............................................................          516           626          (550)
      Other assets................................................................          164          (111)          (86)
      Accounts payable............................................................        1,328         1,279           383
      Accrued payroll and other liabilities.......................................        2,095           661         1,090
      Deferred revenue............................................................       (1,241)          496         1,864
                                                                                     -----------    ----------    ----------
           Net cash used in operating activities..................................       (3,680)      (10,332)      (12,489)
                                                                                     -----------    ----------    ----------
Cash flows from investing activities
   Purchase of property and equipment.............................................          (54)       (1,008)       (2,238)
   Purchase of intangible assets..................................................            -          (212)       (1,114)
   Issuance of notes receivable...................................................            -             -          (440)
   Payments on notes receivable...................................................            8           157           190
   Business acquisitions, net of cash.............................................            -             -        (1,441)
   Proceeds from sales of securities..............................................            -         1,291           101
   Proceeds from sales of property and equipment..................................            -             4           343
   Proceeds from sales of intangibles.............................................            -           354             -
   Payment from foreign affiliate.................................................            -           200           200
   Proceeds from sale of business entities........................................        1,725             -             -
   Net change in other assets.....................................................            -             -             -
   Investment in foreign affiliate................................................            -             -          (387)
                                                                                     -----------    ----------    ----------
           Net cash provided by (used in) investing activities....................        1,679           786        (4,786)
                                                                                     -----------    ----------    ----------
Cash flows from financing activities
   Proceeds from notes payable-related parties....................................        1,035             -             -
   Payments on notes payable-related parties......................................       (2,085)            -             -
   Proceeds from notes payable....................................................        3,000         1,950             -
   Repayments of debt.............................................................         (160)         (569)       (1,232)
   Net proceeds from sale/exercise of common stock, options, and warrants.........           10         7,520         9,968
                                                                                     -----------    ----------    ----------
           Net cash provided by financing activities..............................        1,800         8,901         8,736
                                                                                     -----------    ----------    ----------
Net increase (decrease) in cash and cash equivalents..............................         (201)         (645)       (8,539)
Cash and cash equivalents at beginning of year....................................        1,433         2,078        10,617
                                                                                     -----------    ----------    ----------
Cash and cash equivalents at end of year..........................................    $   1,232     $   1,433     $   2,078
                                                                                     ===========    ==========    ==========


The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                             December 31,     June 30,    June 30,
                                                                                                 2001           2001        2000
                                                                                             ------------    ---------   ---------
   Cash paid for interest.................................................................       $ 25           $ 69        $ 77


   Cash paid for income taxes.............................................................       $  -           $  -        $  -



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                                             December 31,     June 30,    June 30,
                                                                                                 2001           2001        2000
                                                                                             ------------    ---------   ---------
   Common stock issued for advertising/exclusive provider arrangement.....................     $      -      $     -     $  3,091
   Common stock issued for investment.....................................................            -            -        3,000
   Investment acquired for advertising arrangement........................................            -            -        2,000
   Investment acquired as settlement of investment in LLC.................................            -            -        1,243
   Property and equipment acquired by capital lease obligations...........................            -          141            -
   Net change in investments and accumulated other comprehensive loss.....................          (10)         483         (653)
   Common stock and warrants issued for investment in foreign affiliate...................            -            -        7,722
   Common stock issued for purchased intangible assets....................................            -            -          838
   Investment acquired through reduction of accounts and notes receivable, related party..            -            -          208
   Common stock issued for payment of liabilities.........................................            -        1,033            -
   Note receivable issued for common stock................................................         (500)           -            -
   Other..................................................................................            -          348            -

BUSINESS ACQUISITIONS AND DISPOSITIONS
    Shares issued in business acquisitions................................................     $      -      $(2,185)    $(16,848)
    Cash paid.............................................................................            -            -       (1,441)
    Liability under purchase agreement....................................................            -            -       (1,500)
    Accounts receivable, net..............................................................         (400)         145          550
    Prepaid expenses......................................................................           91           30           37
    Property and equipment................................................................         (362)         298        1,932
    Intangible assets.....................................................................       (1,252)       2,907       19,727
    Other assets..........................................................................          (20)           -            -
    Note receivable.......................................................................         (500)           -            -
                                                                                             ------------    ---------   ---------
    Liabilities assumed (assets sold).....................................................     $ (2,443)     $ 1,195     $  2,457
                                                                                             ============    =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    SIX-MONTHS ENDED DECEMBER 31, 2001 AND YEARS ENDED JUNE 30, 2001 AND 2000

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


Segment Reporting

         The Company has determined that for the six-months ended December 31, 2001 and for the years ended June 30, 2001 and 2000, it operated in one business segment, real estate technology and information. In addition, through December 31, 2001, the Company's operations were conducted primarily in the United States.


Revenue Recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). The Company adopted SAB 101 during the fourth quarter of fiscal year 2001 and such adoption did not have a material impact on its consolidated financial statements.

         The Company has also derived revenue from technology services provided and productivity and information tools sold to real estate professionals and consumers and from the sale of software licenses. The Company recognizes such revenue in accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended. Revenue from license fees is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable and collectibility is probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. The Company recognizes revenue allocated to maintenance fees for ongoing customer support and product updates ratably over the period of the maintenance contract. Payments for maintenance fees are generally made in advance, are non-refundable and have terms of one to two years.

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

Product Development Costs

         The Company has adopted the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs" ("EITF 00-2"). Costs incurred by the Company to enhance, manage, monitor and operate the Company's web site are expensed as incurred. The Company accounts for the costs of developing software products to be sold in accordance with Statement of Financial Accounting Standards No. 86 ("SFAS No. 86"), "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires the capitalization of costs only during the period from the establishment of technological feasibility to the time at which the product is available for general release to customers. The costs incurred by the Company that should have been capitalized in accordance with EITF 00-2 and SFAS No. 86 were not material and were expensed as incurred.

         The Company has adopted SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 establishes the accounting practice for capitalization of certain costs incurred in connection with the acquisition or development of computer software to be used for internal purposes, including internal costs. The adoption of SOP 98-1 did not have a material effect on the Company's consolidated financial statements or cause the Company to capitalize any material costs associated with the acquisition or development of computer software to be used by the Company for internal purposes.

         In addition, the Company is involved in activities to continually improve existing products. These costs have been charged to operating expenses in the accompanying consolidated statements of operations in the amounts of $0, $1,389,930 and $1,413,186 for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, respectively.


Cash and Cash Equivalents

         Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.


Concentrations

         Concentration of Credit Risk -- Financial instruments that potentially subject the Company to credit risk consist primarily of cash in bank, trade receivables, and receivables from related parties. At December 31, 2001 and June 30, 2001, substantially all trade receivables are due from customers within the real estate and related industries.

         Concentrations of Operations -- All of the Company's current products are designed for operation in the national and international real estate markets. Any recessionary pressures or other disturbances in those markets could have an adverse effect on the Company's operations.

         For the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, no single customer accounted for over 10% of the Company's revenues.


Fair Value of Financial Instruments

         The Company's financial instruments include capital lease obligations, long-term debt, cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities. The carrying amounts of capital lease obligations approximate their fair values, which have been determined by the use of discounted cash flow analyses. The carrying values of the Company's long-term debt approximated their fair values, based on current incremental borrowing rates for similar types of borrowing arrangements. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value, based upon their short-term nature. The fair value of accounts and notes receivable from related parties are not determinable as these transactions are with related parties.


Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of property and equipment, and valuation allowance on deferred tax assets. Actual results could differ from these estimates.


Investments

         At December 31, 2001 and June 30, 2001, the Company's entire portfolio of marketable securities is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity (deficit). Realized gains or losses are included in other income (expense) in the statement of operations. The cost of securities sold is based on the specific identification method.

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


Asset Impairment

         The Company reviews its purchased intangible and other long-lived assets periodically in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." When impairment indicators exist the Company determines potential impairment by comparing the carrying value of the assets with estimated undiscounted future cash flows expected to result from the use of the assets, including cash flows from disposition. Based on this analysis, if the sum of the expected future undiscounted net cash flow is less than its carrying value, the Company would determine whether an impairment loss should be recognized. As discussed in Note 7, the Company recorded significant impairment losses during the six-months ended December 31, 2001 and the year ended June 30, 2001.


Income Taxes

         The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes." Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carry forwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.


Advertising

         The Company accounts for advertising costs as expenses in the period in which they are incurred. Total advertising costs for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000 were $70,444, $2,097,361 and $1,854,212, respectively.


Net Loss Per Share

         Basic and diluted net loss per share are presented in conformity with SFAS No. 128, "Earnings per Share."

         Basic net loss per share has been determined using net loss divided by the weighted average shares outstanding during the period. Diluted net loss per share is computed by dividing net loss by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. Since the Company incurred losses for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, basic and diluted net losses per share are the same for these periods. Accordingly, options to purchase common stock outstanding at the end of the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, of 3,004,493 shares, 6,853,580 shares and 7,068,446 shares, respectively, and warrants to purchase common stock in the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000 of 16,745,556 shares, 8,624,685 shares and 2,557,088 shares, respectively, were not included in the calculation of diluted loss per share.


Stock Options

         The Company  accounts  for  employee  stock  options  under  Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed the proforma net loss and net loss per share effect in Note 10, as if the Company had used the fair value based method prescribed under SFAS No. 123, "Accounting for Stock Based Compensation."

New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." Under the new standards, goodwill and intangible assets with indefinite lives will no longer be amortized but will be reviewed annually for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their estimated useful lives. The new standards generally will be effective for the Company in the first quarter of fiscal 2002 and for business combinations consummated after June 30, 2001. The Company believes the financial impact of adopting SFAS No. 141 and No. 142 will be immaterial to the consolidated financial statements as substantially all of the Company's purchased intangibles have been impaired or written off as of December 31, 2001.


NOTE 2--BASIS OF PRESENTATION

         The Company incurred net losses of approximately $11,966,000 $51,627,000 and $25,034,000 during the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, respectively, and at December 31, 2001 had a working capital deficit of approximately $11,450,000, an accumulated deficit of approximately $104,553,000 and a stockholders' deficit of approximately $13,709,000. In addition, the Company used cash of approximately $3,680,000 to fund operations during the most recent six-month period. The reports of independent auditors on the Company's December 31, 2001 and June 30, 2001 financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. In October 2001, the Company borrowed $3.0 million to pay off existing debt and for working capital needs. In December 2001, the Company sold an operating division, generating net cash of approximately $1.7 million. The Company has reduced its fixed operating expenses and has consolidated its operations into one location. The Company continues to maintain a significant working capital deficit and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. The Company is operating with a new management team and has undertaken a significant restructuring of its operations. There can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         On February 13, 2002, the Company announced a change in its fiscal year end from June 30 to December 31. The change was effective for the six-months ended December 31, 2001. The Company had previously released results for the three months ended September 30, 2001.


NOTE 3--BUSINESS ACQUISITIONS AND DISPOSITIONS

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


Genstar Media

         On August 4, 1998, the Company purchased substantially all of the assets of Genstar Media, a sole proprietorship engaged in the business of offering websites and e-mail to realtors. These assets included the customer base, computers and other media equipment, and the business name. The purchase price consisted of 50,000 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $225,000 based on the fair market value of the common stock on the date of acquisition. In addition, the Company committed to the contingent issuance of common stock having an aggregate value of $400,000 if certain revenue thresholds were met. During the years ended June 30, 2000 and 1999, the revenue levels were met and the additional common stock was issued and the Company allocated the additional $400,000 to the customer base. During the year ended June 30, 2000, the net remaining unamortized balance of the customer base relating to these increases of approximately $267,000 was written off (see Note 7).


Holloway Publications, Inc. ("HPI")

         During the year ended  June 30,  2001,  the  Company  discontinued  the operations of HPI and accordingly wrote off the $1,145,000 net remaining unamortized balance of this intangible asset. Revenues recognized during the years ended June 30, 2001 and 2000 totaled $1,437,000 and $1,540,000, respectively.

TDT, LLC ("Terradatum")

         On September 30, 1999, the Company acquired all of the issued and outstanding common stock of Terradatum, a developer, marketer, and licensor of Internet-based multiple listing service systems. Consideration consisted of 640,000 shares of the Company's common stock valued at approximately $7,960,000 based on the fair market value of the Company's common stock at the date of acquisition and $200,000 in cash. The acquisition agreement called for the issuance of additional shares of the Company's common stock and additional cash consideration of $1,500,000 if the market price of the Company's common stock was below certain levels prior to the first anniversary of the closing date. The Company recorded $1,500,000 as a current liability as of June 30, 2000 because the market price of the Company's common stock was projected to be below the stipulated level. The purchase price, including the additional payment, was allocated primarily to purchased technology in the approximate amount of $7,966,000, which was being amortized over 3 years. The market price of the Company's common stock was below the levels stipulated by the acquisition agreement, and during the year ended June 30, 2001, the Company issued a total of 1,984,146 shares of the Company's common stock for the fair market value adjustment and in payment of $1,000,000 of the liability, with no further value recorded to the purchased technology for the issuance of these shares. During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately
$2,730,000 during the fourth quarter (see Note 7). On December 3, 2001, the Company sold substantially all the assets of its MLS operating division, including the business unit to which Terradatum was a component, to Fidelity National Information Solutions, Inc. ("FNIS") (see below).


Information Management Company, Inc. ("IMCO")

         On September 30, 1999, the Company completed the acquisition of all of the issued and outstanding common stock of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 341,151 shares of the Company's common stock valued at $1,000,000, based on the fair market value of the stock given in the acquisition. The acquisition agreement provides for additional consideration of $1,000,000 payable in the Company's common stock in equal installments on the first and second anniversaries of the agreement. This amount was recorded as additional purchase price and included as additional paid in capital. The purchase price was allocated primarily to purchased technology in the approximate amount of $1,918,000, which was being amortized over 3 years. During the year ended June 30, 2001, the Company issued 199,203 additional shares of its common stock to the prior owners of IMCO for the first anniversary installment, with no further value recorded to the purchased technology for the issuance of these shares. During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity, discontinued the use of the purchased technology, and recorded an impairment charge of approximately $866,000 (see Note 7).

         On December 3, 2001, the Company sold substantially all the assets of its MLS operating division, including the business unit to which IMCO was a component, to FNIS (see below). As noted above, the Company was obligated to make a common stock payment of $500,000 on the second anniversary of the original purchase agreement which was not made. In connection with the sale of IMCO to FNIS, and in lieu of the original agreement, the Company entered into a settlement agreement to issue $437,000 of common stock to the original principals of IMCO, not to exceed 3.5 million shares, at such time as the Company has sufficient shares authorized to make the issuance.


Home Seekers Magazines, Inc. ("HMI")

         On February 8, 2000, the Company completed the acquisition of all of the issued and outstanding common stock of HMI, a real estate magazine publication company, for approximately $1,053,000 in cash and the assumption of approximately $1,189,000 in liabilities. The excess cost over the fair market value of the net assets acquired was approximately $1,858,000, which was being amortized over 15 years. During the year ended June 30, 2001, the Company sold the magazine publication businesses comprising of HMI to four separate buyers and recognized a loss of $1,347,000, including the write-off of the $1,267,000 net remaining balance of the intangible asset. Revenues recognized during the years ended June 30, 2001 and 2000 totaled $1,551,000 and $746,000, respectively.


Information Solutions Group, Inc ("ISG")

         On April 3, 2000, the Company acquired all of the issued and outstanding common stock of ISG, a real estate electronic forms provider. The purchase price consisted of 279,400 shares of the Company's common stock valued at approximately $4,238,000, based upon the average closing price of the stock on specified days preceding the date of acquisition, the assumption of liabilities of approximately $849,000 and other costs aggregating $346,000. The original acquisition agreement provided for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding the first anniversary of the closing date and if certain revenue targets were met, for which the Company recorded an additional $1,000,000 at June 30, 2000. The purchase price was allocated partially to intangible assets in the amount of approximately $1,500,000, which were being amortized over 3 years. The excess of cost over the fair market value of the net assets acquired was approximately $4,705,000, which were being amortized over 5 years. During the year ended June 30, 2001, the acquisition agreement was amended, and the Company issued 2,200,000 additional shares of the Company's common stock as final payment of further consideration due under the agreement with no further value recorded to the purchased intangible assets for the issuance of the shares. The amended agreement required the Company to register the additional shares by February 28, 2001. As of March 20, 2002, the Company had not completed the registration.

         During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $4,112,000 (see Note 7).


Connect2Call ("C2C")

         On June 9, 2000, the Company acquired the assets of C2C, a developer of voice-over-internet protocol and web-enabled, interactive voice communication technologies. The purchase price consisted of 347,639 shares of the Company's common stock valued at approximately $1,434,000 based on the fair market value of the Company's common stock at the date of acquisition. The acquisition provided for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding effective registrations and certain earnings targets. The purchase price was allocated primarily to purchased technology and a covenant not to compete in the approximate amounts of $699,000 and $675,000, respectively, and was being amortized over 3 years. During the year ended June 30, 2001, the Company issued 106,948 additional shares of the Company's common stock to the prior owners of C2C, with no further value recorded to the purchased intangible assets for the issuance of shares. During the six-months ended December 31, 2001 the Company wrote-down its remaining investment in C2C for a total expense of approximately $170,000.


Immediate Results Through Intuitive Systems, LLC ("IRIS")

         On July 21, 2000, the Company completed the acquisition of all of the issued and outstanding common stock of IRIS, a provider of productivity software to real estate professionals, through payment of $25,000 cash, the issuance of 500,000 shares of the Company's common stock and the assumption of liabilities of $1,195,000. The purchase agreement provided for additional consideration of up to 2,900,000 shares of the Company's common stock on specified dates within the first year of the agreement, which the Company issued during the year ended June 30, 2001. The 3,400,000 total shares of the Company's common stock issued in the acquisition were valued at $2,587,000, based on an average of closing prices per share of the Company's common stock just prior to and after the dates the shares were issued. The purchase price was allocated primarily to purchased technology and a covenant not to compete in the approximate amounts of $2,809,000 and $500,000, respectively, and was being amortized over 3 years. The purchase agreement required the Company to register any shares issued as additional consideration by September 19, 2001. As of March 20, 2002, the Company had not completed the registration.

         During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $1,747,000 (see Note 7).

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


                                                           June 30,   June 30,
(Amounts in thousands, except per share data, unaudited)     2001       2000
                                                           --------   --------

Revenues.................................................. $ 17,588   $ 18,841
                                                           ========   ========

Net loss.................................................. $(51,913)  $(30,034)
                                                           ========   ========

Basic and diluted net loss per common share............... $  (1.57)  $  (1.42)
                                                           ========   ========

MLS Operations Sale to FNIS

         On October 25, 2001, FNIS and the Company entered into an agreement whereby FNIS would purchase certain assets of the Company representing substantially all of the Company's MLS operations, such assets amounting to less than twenty percent (20%) of the Company's total assets. FNIS and the Company also entered into an agreement (the "Management Agreement") pursuant to which FNIS would provide management services to the Company until the earlier to occur between the close or the termination of the Asset Purchase Agreement.

         On December 3, 2001, the agreement was consummated and FNIS acquired substantially all of the assets, including corporate and trade names and goodwill associated with the business, of the Company's XMLSweb(tm) division (formerly Terradatum LLC and Information Management Company, LLC). The total consideration paid was $2,000,000, of which $500,000 was advanced in November and $1,275,000 was paid in December 2001. An additional amount of $225,000 was withheld pending the resolution of licensing obligations of the Company which had not been resolved as of April 23, 2002.


NOTE 4--INVESTMENTS

         As of December 31, 2001 and June 30, 2001, the Company had net investments in marketable securities of $20,000 and $30,000, respectively.

         Certain transactions occurring during the six-months ended December 31, 2001 and year ended June 30, 2001 are described in the following paragraphs.

         The Company's investments in marketable securities are held for an indefinite period and thus are classified as available for sale. Investments in marketable securities at December 31, 2001 and June 30, 2001 are summarized as follows:

                                                       December 31, 2001                           June 30, 2001
                                                       -----------------                           -------------
                                                             Gross                                    Gross
                                                          Unrealized        Fair                    Unrealized       Fair
                                              Cost           Loss           Value         Cost         Loss         Value
                                            --------      ----------       --------     --------    -----------    --------
Common stock, related party.............    $200,000      $(180,000)       $ 20,000     $200,000     $(170,000)    $ 30,000
                                            ========      ==========       ========     ========    ===========    ========


         The Company owns common stock of Webquest, Inc., a company considered a related party as a former officer and two former members of the Company's Board of Directors also served on the Webquest board.

         In prior years, the Company was given 700,000 shares of Webquest common stock in lieu of cash payment for the license of technology. During the year ended June 30, 2000, the Company received an additional 400,000 shares of Webquest common stock in payment of notes and accounts receivable due and as consideration for the termination of certain operating agreements. At various dates during the year ended June 30, 2000, the Company sold 54,300 shares of the common stock recognizing a gain on sale included in other income of approximately $46,000. During the year ended June 30, 2001, the Company sold 245,700 shares of the common stock recognizing a loss on sale included in other expense of approximately $152,000. At December 31, 2001, the Company owned 500,000 shares of common stock valued at $20,000.

         During the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, the Company recorded revenues from the above related party of $0, $0 and $370,000, respectively, related to the technology licensing and custom programming fees.


NOTE 5--INVESTMENT IN FOREIGN AFFILIATE

         In May 2000, the Company completed an agreement to acquire an equity interest in, and enter into an operating agreement with property portal! Limited, a Hong Kong company that operates an Asian Internet real estate portal ("pp.com").

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

         The investment in pp.com was accounted for using the equity method of accounting, with inter-company accounts and transactions eliminated. The Company's equity in the net loss of pp.com for the year ended June 30, 2001 and for the period May 16 to June 30, 2000 was $282,914 and $81,308, respectively, which was included in other expense. The excess of the Company's cost of the investment over the Company's equity in the net assets of pp.com was being amortized over a period of three years. Amortization expense for the years ended June 30, 2001 and 2000 was $1,934,393 and $310,988, respectively. Payments received from pp.com under the operating agreement were to be applied as a reduction of the investment until such time as the investment was fully recovered, then recognized as other income thereafter.

         During the third quarter of the year ended June 30, 2001, the Company wrote its remaining investment in pp.com down to $1,000,000 and restructured its agreement with pp.com. pp.com elected to merge with iShowFlat in a stock-for-stock exchange pursuant to which the Company owns approximately 11% of the merged company and terminated pp.com's exclusive agreement for the development and marketing of the Company's technology in Asia. iShowFlat paid the Company $200,000 cash in May 2001 for non-exclusive agency rights to the Company's technology in Asia. Because of iShowFlat's inability to raise necessary capital and its ongoing operating losses, the Company wrote off the $732,000 balance of its investment during the fourth quarter of the year ended June 30, 2001. Subsequent to December 31, 2001, iShowFlat announced it was considering a buyout offer for the company and that, if it did not receive bridge financing in connection with the buyout, it would have to consider other financing sources or cease doing business.


NOTE 6--PROPERTY AND EQUIPMENT

  Property and equipment consisted of the following at December 31 and June 30:

                                                            December 31,      June 30,
                                                                2001            2001
                                                            -----------      ----------
Computer equipment.......................................   $3,029,965       $2,986,024
Computer software........................................      266,821          847,613
Furniture and office equipment...........................      258,126          864,547
Leasehold improvements...................................      307,169          392,873
Vehicles.................................................            -           55,000
                                                            -----------      ----------
                                                             3,862,081        5,146,057
Less: accumulated depreciation and amortization..........   (2,524,629)      (2,585,117)
                                                            -----------      ----------
                                                            $1,337,452       $2,560,940
                                                            ===========      ==========


         The Company has computer equipment and software with a net book value of $141,404 and $293,414, respectively (accumulated depreciation of $110,730 and $238,342, respectively) under capital leases at December 31, 2001 and June 30, 2001.


NOTE 7--PURCHASED INTANGIBLE ASSETS

         Purchased intangible assets consist of the following at December 31 and June 30:

                                                                            December 31,     June 30,
                                                              Period           2001            2001
                                                            ----------      -----------    -----------
Acquired technology...................................         3 years        $     -      $ 2,693,240
Cost in excess of net assets of acquired businesses...      3-15 years              -          210,350
Covenants not to compete..............................         3 years              -        1,114,632
Other.................................................       1-2 years          9,651          525,276
                                                                            -----------    -----------
                                                                                9,651        4,543,498
Less: accumulated amortization........................                         (4,633)      (1,281,004)
                                                                            -----------    -----------
                                                                              $ 5,018      $ 3,262,494
                                                                            ===========    ===========

         Amortization expense was $972,767, $7,734,956 and $4,209,218 for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, respectively.

         The Company performed an assessment of the carrying value of its long-lived assets to be held and used, including significant amounts of purchased intangible assets recorded in connection with its various acquisitions. This assessment was performed pursuant to SFAS 121 due to significant negative industry and economic trends affecting both the Company's current and future operations, as well as the general decline of technology valuations. Management concluded that the decline in market conditions within the Company's industry was significant and other than temporary. As a result of this assessment, along with the Company's decision to discontinue its publishing operations in the third quarter and consolidation and restructuring of other acquired businesses primarily in the fourth quarter of fiscal 2001, the Company wrote down $1,033,982 and $13,307,860 of impaired purchased intangible assets as of December 31, 2001 and June 30, 2001, respectively. Such assets were written down based on the amount by which the carrying amount exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating divisions that had separately identifiable cash flows. The cash flow periods used were three years with a discount rate of 15%, which are assumptions that reflect management's best estimates.


NOTE 8-- LONG-TERM DEBT

         Long-term debt consisted of the following at December 31 and June 30:

                                                                                     December 31,     June 30,
                                                                                         2001           2001
                                                                                     -----------     ----------
Note payable to Fidelity  National  Financial,  Inc.  ("Fidelity"),  with stated
     interest at prime plus 2% (totaling  6.75% at December 31,  2001),  payable quarterly,  secured by certain  assets of the Company,  due April 24, 2003, convertible into shares of the Company's common stock at the option of the
     holder at $0.10 per share..................................................     $ 3,000,000     $        -

Notespayable to E-Home.com,  Inc. ("Homemark" see Note 13), with interest at 8%, secured by certain assets of the Company, due September 30 to December
     31, 2001...................................................................               -      1,000,000

Note payable to a former  Director of the Company,  with interest at 9%, secured by certain assets of the Company,  past due, convertible into shares of the
     Company's common stock at $0.10 per share subordinated to Fidelity note
     payable....................................................................         500,000        500,000

Note payable to a former  Director of the Company,  with stated interest at 10%, secured by certain assets of the Company, payable in four equal
     installments, due December 31, 2002 subordinated to Fidelity note payable..         200,000        250,000

Notes payable to individuals, with interest at 9%, unsecured, due December 13,
     2002.......................................................................         162,000        200,000

Capital lease obligations (Note 11).............................................         180,907        273,156

Other...........................................................................          90,793        150,805
                                                                                     -----------     ----------

Total...........................................................................       4,133,700      2,373,961
Less current portion............................................................      (1,045,679)    (2,248,773)
                                                                                     -----------     ----------

Long-term portion...............................................................     $ 3,088,021      $ 125,188
                                                                                     ===========     ==========


     Future maturities of long-term debt at December 31, 2001 are as follows:


        Years ending December 31:

        2002.................................................   $ 1,045,679
        2003.................................................     3,068,952
        2004.................................................        16,391
        2005.................................................         2,678
                                                                -----------

        Total                                                   $ 4,133,700
                                                                ===========

         The Company entered into a Warrant Purchase Agreement simultaneously with the note payable to Fidelity such that the aggregate potential equity represented in the note payable to Fidelity and the warrant is 25% of the Company's outstanding common stock. To the extent the note is not converted to a number of shares of common stock representing at least a 25% equity stake in the Company, the Warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of Common Stock.

         The note payable of $500,000 to a former Director contains a late payment penalty clause requiring the Company to issue warrants to purchase 100,000 shares of the Company's common stock on April 9, 2001, the original due date, and additional warrants to purchase 100,000 shares of the Company's common stock each week thereafter until the note is repaid. As of December 31, 2001 warrants to purchase a total of 3,800,000 shares of the Company's common stock at exercise prices ranging from $0.03 to $0.67 per share were issued to the former Director. The former director was also issued a warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.19 per share at the time the loan was made. The Company recognized interest expense of $631,000 and $605,169 attributable to the value of these warrants (under SFAS
123) for the six-months ended December 31, 2001 and year ended June 30, 2001, respectively. Although the Company has entered into discussions with the former Director to modify the agreement, the warrants continue to accrue subsequent to year-end. The warrants vest immediately and expire three years from the date of issuance.

         During the year ended June 30, 2001, the Company issued warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $0.43 per share in connection with the loan of $250,000 from a former Director of the Company. In addition, the Company issued a total of 75,000 shares of the Company's common stock to the former Director to extend the due date of the loan. The loan balance outstanding as of December 31, 2001 was $200,000. The Company recognized interest expense of $87,000 and $38,000 attributable to these warrants and shares, respectively, for the year ended June 30, 2001. The Company did not recognize any interest expense attributable to these warrants or shares during the six-months ended December 31, 2001. The warrants vest immediately and expire three years from the date of issuance.

         During the year ended June 30, 2001, the Company issued warrants to purchase a total of 250,000 shares of the Company's common stock at an exercise price of $0.25 per share to the individuals who loaned the Company $200,000. The warrants vest immediately and expire three years from the date of issuance. The loan balance outstanding as of December 31, 2001 was $162,000. The Company recognized interest expense of $241,000 attributable to the warrants for the six-months ended December 31, 2001 and $72,500 attributable to the warrants for the year ended June 30, 2001. These notes payable also include a late payment penalty clause whereby the Company issued 100,000 warrants per week for each of the two notes payable with a cap of one million warrants for each note holder, which was reached as of December 31, 2001. The due dates of these notes were extended to December 13, 2002.

         The interest rate on capitalized leases varies from 12.0% to 32.1% and is imputed based on the lessor's implicit rate of return.


NOTE 9--STOCKHOLDERS' EQUITY (DEFICIT)

         The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share, 5,000,000 shares of Class A preferred stock, par value $.001 per share, of which 5,000 have been designated as Class A, Series 1, 200,000 shares of Class B preferred stock, par value $10.00 per share, and 4,800,000 shares of undesignated preferred stock, par value $.001 per share. Terms of the Class A, Class B and undesignated preferred stock are to be prescribed by resolution of the Board of Directors. At December 31, 2001 and June 30, 2001, there were no outstanding shares of preferred stock. In July 2001, the Board of Directors of the Company adopted a resolution proposing that the Articles of Incorporation be amended to increase the authorized number of shares of common stock to 200,000,000, subject to stockholder approval of the amendment. As of March 20, 2002 the Company had not held a meeting of its stockholders to approve such an increase.

Common Stock

         As of December 31, 2001, the Company had 48,954,561 common shares issued and outstanding, 3,004,493 outstanding options issued pursuant to the Company's Amended and Restated 1996 Stock Option Plan, as amended (the "1996 Plan") and 16,745,556 outstanding warrants. The Company will require an increase in the number of authorized shares of common stock to enable the future exercises of the outstanding options and warrants.

         During the six-months ended December 31, 2001, options to purchase 54,000 common shares were exercised at prices ranging from $0.16 to $0.59 per share. During the year ended June 30, 2001, warrants to purchase 200,000 common shares were exercised at a price of $0.19 per share and options to purchase 3,334 common shares were exercised at a price of $0.59 per share. During the year ended June 30, 2000, warrants to purchase 1,026,039 common shares were exercised at prices averaging $2.96 per share and options to purchase 677,497 common shares were exercised at an average price of $2.21 per share.

         In August 2001, the Company issued a total of 1,020,834 unrestricted common shares with a combined value of $500,000 to EntrePort Corporation ("EntrePort") as an advance against the purchase price of the existing business of EntrePort (see Note 13). In addition, the Company issued a total of 788,130 unrestricted common shares to former officers and directors as part of separation and settlement agreements including 600,000 shares issued to three such individuals during July and August 2001 (see Note 14).


Common Stock Warrants

         Warrants for the purchase of common shares that were issued and outstanding as of December 31, 2001 are summarized below:


                Number of         Exercise
                Warrants           Price         Expiration
                ---------       -----------      ----------
                3,546,500       $0.03-$0.11       2002-2004
                7,907,371         0.13-0.49       2003-2006
                3,958,075         0.50-0.80       2002-2004
                  283,334         1.47-1.50       2002-2003
                  308,649         2.38-2.47       2003-2005
                  468,527         2.50-3.00       2002-2004
                   18,100              4.00            2002
                  150,000              5.50            2002
                   50,000              6.06            2002
                   55,000             10.19            2003
               ----------
               16,745,556



         During the six-months ended December 31, 2001, a total of 9,390,871 warrants expiring on various dates in 2002 through 2004 to purchase common shares at exercise prices of $0.03 to $0.67 were issued to officers of the Company, consultants and investors (see Note 10 for disclosure of the impact on net loss and loss per share had the warrants issued to the officers of the Company been valued pursuant to SFAS No. 123). During the six-months ended December 31, 2001, the Company recognized $1,845,403 of compensation expense, $871,846 of interest expense, and $43,750 of outside service expense in the accompanying consolidated statements of operations to reflect the differences in the warrant exercise price and the market value on the date of issuance pursuant to APB 25. During the year ended June 30, 2001 a total of 7,439,098 warrants expiring on various dates in 2002 through 2006 to purchase common shares at exercise prices of $0.19 to $3.00 were issued to consultants and investors. During the year ended June 30, 2000, a total of 1,809,877 warrants expiring on various dates in 2000 through 2004 to purchase common shares at exercise prices of $2.38 to $10.81 were issued to consultants and investors.

         During the six-months ended December 31, 2001, a total of 1,270,000 warrants issued to consultants and investors expired and were canceled. In connection with the note issued to Fidelity, the Company entered into a Warrant Purchase Agreement such that as a result of the issuance to Fidelity of the note and the warrant, Fidelity has a currently exercisable right convert or purchase up to the equivalent of 25% of the outstanding shares of the Company's common stock. To the extent the Note is not converted to a number of shares of common Stock representing a 25% equity stake in the Company, the Warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of Common Stock. Fidelity has the sole right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, the shares of the Company's Common Stock issuable upon the exercise of the note and the warrant.

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

         Options granted generally have terms from one to five years from the date of grant and generally vest immediately or ratably over their terms. The exercise price of incentive stock options granted under the plan may not be less than 100% of the fair market value of the Company's common stock on the date of the grant. For a person who at the time of the grant owns stock representing 10% of the voting power of all classes of the Company's stock, the exercise price of the incentive stock options granted under the plan may not be less than 110% of the fair market value of the common stock on the date of the grant. During the year ended June 30, 1999, the Company amended and restated the 1996 Plan to allow employees 90 days after separation from the Company to exercise all vested options. In addition, during the year ended June 30, 2000, the stockholders approved an amendment to increase the authorized shares under the plan from 5,500,000 shares to 11,500,000 shares.

         In January 2001, the Company's Board of Directors approved the repricing of all outstanding employee stock options to $0.593 per share. Prior vesting schedules and the number of shares underlying the options remained unchanged. In April 2001, the Company's Board of Directors approved the repricing of all outstanding options of certain officers and managers of the Company to $0.13 per share in consideration for reductions in salary. These options now require variable accounting treatment, with appropriate charges to compensation expense in future reporting periods as the market price of the Company's common stock fluctuates. The market price of the Company's common stock on June 30, 2001 was $0.62 per share, resulting in compensation expense for fiscal year 2001 of approximately $2.27 million. The market price of the Company's common stock on December 31, 2001 was $0.06 per share, which is lower than previously issued option prices resulting in no additional compensation expense being recorded.

         The Company applies APB Opinion No. 25 in accounting for its fixed stock granted to employees. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for new issuances under the plan in the six-months ended December 31, 2001, and years ended June 30, 2001 and 2000. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been impacted as follows:

                  (Amounts in Thousands, Except Per Share Data)

                                                            December 31,    June 30,      June 30,
                                                                2001          2001          2000
                                                            -----------    ----------    ----------
Net Loss
   As reported............................................  $ (11,966)     $ (51,627)    $ (25,034)
                                                            ===========    ==========    ==========

   Pro forma..............................................  $ (12,456)     $ (61,201)    $ (28,280)
                                                            ===========    ==========    ==========
Basic and Diluted Loss Per Share
   As reported............................................    $ (0.25)       $ (1.66)      $ (1.47)
                                                            ===========    ==========    ==========

   Pro forma..............................................    $ (0.26)       $ (1.96)      $ (1.66)
                                                            ===========    ==========    ==========


         The  pro  forma  amounts  were   estimated   using  the   Black-Scholes
option-pricing model with the following assumptions for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000:

                                                    December 31,     June 30,       June 30,
                                                        2001           2001           2000
                                                    -----------    ------------    ----------
Risk-Free Interest Rate.........................          4.0%             5.0%      5.5-6.9%
Expected Life...................................     3-4 years        3-4 years     3-7 years
Expected Volatility.............................        227.2%     121.1-166.4%        121.1%

         Expected lives are equal to the remaining option terms for all years.

         Following is a summary of the status of options outstanding during the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000:

                                                                                    Weighted
                                                      Number of        Exercise     average
                                                     shares under       price       exercise
                                                       options          range        price
                                                     ------------     ----------    --------
        Outstanding at July 1, 1999............        4,082,874      $1.47-9.97      $2.58
        Granted................................        4,310,038      2.31-22.50       7.14
        Canceled...............................        (646,969)      1.47-21.13       9.62
        Exercised..............................        (677,497)       1.47-9.44       2.21
                                                     ------------
        Outstanding at June 30, 2000                   7,068,446      1.47-22.50       4.95
                                                     ============

        Options exercisable at June 30, 2000           3,179,159                       2.54


        Outstanding at July 1, 2000............        7,068,446      1.47-22.50       4.95
        Granted................................        2,003,250       0.13-3.34       1.96
        Canceled...............................       (2,214,782)     0.34-21.94       5.06
        Exercised..............................           (3,334)           0.59       0.59
                                                     ------------

        Outstanding at June 30, 2001                   6,853,580       0.13-1.04       0.31
                                                     ============

        Options exercisable at June 30, 2001           5,806,672                       0.28


        Outstanding at July 1, 2001............        6,853,580       0.13-1.04       0.31
        Granted................................          825,000       0.07-0.49       0.11
        Canceled...............................       (4,620,087)      0.13-1.04       0.26
        Exercised..............................          (54,000)      0.13-0.59       0.16
                                                     ------------
        Outstanding at December 31, 2001               3,004,493       0.07-1.04       0.34
                                                     ============

        Options exercisable at December 31, 2001       1,816,942                      $0.38


The weighted average grant date fair value of options granted in the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000 was $0.11, $1.49 and $5.57, respectively.

         The following table summarizes information regarding stock options outstanding at December 31, 2001:

                                     Outstanding                                 Exercisable
                     ---------------------------------------------      --------------------------
                                      Weighted
                                      Average
                                     Remaining         Weighted                        Weighted
     Exercise                       Contractual        Average                         Average
    Price Range       Number      Life (In Years)   Exercise Price        Number    Exercise Price
    -----------      ---------    ---------------   --------------      ---------   --------------
     $0.07-0.13      1,486,999         2.10              $0.10            779,480        $0.12
      0.16-0.56        174,000         2.39               0.42             78,653         0.45
      0.59-1.04      1,343,494         1.30               0.60            958,809         0.59
                     ---------                      --------------      ---------   --------------

                     3,004,493                           $0.34          1,816,942        $0.38
                     =========                      ==============      =========   ==============

NOTE 11--COMMITMENTS AND CONTINGENCIES

Leases

         The Company has property and equipment under capital leases with maturity dates to February 2004. Certain of the leases are secured by the personal guarantee of a shareholder. As of December 31, 2001, the Company has no future obligation under any facility leases. Future minimum payments under all capital leases as of December 31, 2001 are as follows:

             Years Ending                       Operating      Capital
             December 31:                        Leases        Leases
             ------------                       ---------     ---------
                 2002                             $   -       $ 142,382
                 2003                                 -          63,542
                 2004                                 -           4,345
                 2005                                 -               -
                 2006                                 -               -
              Thereafter                              -               -
                                                ---------     ---------

Total minimum lease payments                      $   -         210,269
                                                =========

Less: amount representing interest                              (29,362)
                                                              ---------
Present value of future minimum lease payments                  180,907
Less: current portion                                           120,818
                                                              ---------
Long-term portion                                              $ 60,089
                                                              =========

         During the six-months ended December 31, 2001, the Company terminated numerous leased facilities and recorded lease termination costs of approximately $75,000. The Company believes that any obligations that might be remaining attributable to the closure of these facilities are minimal. Rental expense for all operating leases was $583,461, $1,229,834 and $559,370 for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, respectively.


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

Realty Alliance Agreement

         On May 1, 2001, the Company announced a strategic and technology relationship with The Realty Alliance, an alliance of independent residential real estate companies in the United States. The agreement would have required the Company to issue one million shares of its common stock to The Realty Alliance and to issue up to fifteen million warrants exercisable over a five-year period at a price of $0.50 per share. The Realty Alliance and the Company subsequently terminated the agreement with no further obligation on behalf of the Company.


NOTE 12 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes were as follows as December 31, 2001 and June 30, 2001:

                                                    December 31,    June 30,
                                                       2001           2001
                                                    -----------    -----------
Deferred tax assets:
   Net operating loss carryover.............        $23,098,985    $16,901,554
   Deferred revenue.........................          1,123,743      1,876,445
   Amortization of goodwill.................                  -      2,316,879
   Accrued expenses and other...............          1,003,340        206,510
                                                    -----------    -----------
                                                     25,226,068     21,301,388
Deferred tax liabilities:
   Depreciation.............................             (5,081)        (5,081)
                                                    -----------    -----------
                                                     25,220,987     21,296,307

Less: Valuation allowance...................        (25,220,987)   (21,296,307)
                                                    -----------    -----------
   Net deferred taxes.......................        $         -    $         -
                                                    ===========    ===========


         A valuation allowance has been established due to the Company's accumulated losses. The increase in the valuation allowance was $3,924,680, $9,559,612 and $6,898,526 for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000, respectively. In addition, the Company has available at December 31, 2001, approximately $70 million of unused Federal net operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2008 to 2021. The utilization of these loss carryforwards may be limited by certain events including an ownership change as defined by the Internal Revenue Code.

         Deferred tax assets relating to net operating loss carryforwards as of December 31, 2001 include approximately $1,190,000 associated with stock option activity for which subsequent recognized tax benefits, if any, will be credited directly to shareholders' equity.

         The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                           (Six Months)    (Twelve Months)    (Twelve Months)
                                                           December 31,        June 30,           June 30,
                                                               2001              2001               2000
                                                           ------------    ---------------    ---------------
Federal benefit expected at statutory rate..........       $(4,068,440)     $(17,552,559)       $(8,511,560)
Valuation allowance.................................         3,924,680         9,559,612          6,898,526
Write-down of intangible assets.....................                 -         5,337,836                  -
Write-down of investment............................                 -           585,820            850,000
Goodwill amortization...............................           123,760         2,054,192            739,862
Non-deductible expenses.............................            20,000            15,099             23,172
                                                           ------------    ---------------    ---------------

                                                           $         -      $          -        $         -
                                                           ============    ===============    ===============

NOTE 13--HOMEMARK TRANSACTIONS

         On June 6, 2001, the Company entered into a Securities Purchase Agreement with Homemark. Homemark agreed to purchase 5,000,000 shares of the Company's Series A convertible preferred stock, subject to certain terms and conditions including satisfactory completion of due diligence procedures and the approval by the Company's stockholders of a proposed amendment to the Company's Articles of Incorporation to increase the number of authorized common shares. The cash considerations for the preferred stock was $20.0 million, to be paid upon closing to the Company in a series of transactions, the number and timing of which were to be determined. In addition to the cash purchase price, Homemark was to assign to the Company $80.0 million of prepaid advertising owned by Homemark in a national print publication.

         Concurrent with the Securities Purchase Agreement, the Company and Homemark entered into a Loan Agreement, providing for a non-contingent loan of up to $1.0 million. These funds were advanced to the Company by Homemark during June 2001, and were payable $500,000 on September 30, 2001 and $500,000 on December 31, 2001 (see Note 8). Homemark also advanced the Company an additional net amount of $875,000 in the form of short-term loans during July, August and September 2001. The Securities Purchase Agreement and the transactions contemplated by the agreement with Homemark were subject to the approval and ratification of a majority of the stockholders of the Company.

         On November 1, 2001 the Company entered into a Business Separation and Settlement Agreement with HomeMark and HomeSeekers Management, Inc. In accordance with the terms of the agreement, the companies terminated, and released any and all obligations under, all agreements between the parties. In connection with the settlement, and in addition to other terms and conditions, the Company paid HomeMark its note payable balance of $1,875,000 and assigned to HomeMark its Loan Agreement and the Security Agreement and Financing Agreement dated July 16, 2001 between EntrePort Corporation and the Company in the total principal amount of $500,000.


NOTE 14 - SEPARATION AND SETTLEMENT AGREEMENTS

         In July and September 2001, and in connection with the transactions with Homemark, the Company entered into separation and settlement agreements with three of its former officers and directors. These individual agreements provided for the termination of the officers' employment with the Company. Pursuant to the agreements, the Company agreed to the following: (1) pay all final salary, unpaid personal time off and other sums due, which totaled approximately $50,000 combined; (2) pay a combined $59,000 cash to two of the officers in July, and $20,000 cash to the other officer each month from September 2001 through January 2002; (3) issue each officer 200,000 unrestricted shares of the Company's common stock; (4) cancel all vested employee stock options of the officers with an exercise price of $0.13 per share and issue to them a total of 4,078,996 three-year warrants to purchase shares of the Company's common stock at an exercise price of $0.13 per share; and (5) issue to the officers over a 36 month period shares of the Company's common stock with a combined value each month of approximately $72,000, with the number of shares to be delivered to be determined by dividing the monthly payment amount by the average closing price of one share of the Company's common stock for the ten trading days immediately preceding the 15th day of each month. One of the officers entered into a one-year consulting agreement with the Company for $5,000 per month commencing in February 2002, and a note payable to the Company by this officer of $70,000 was forgiven along with approximately $10,000 of accrued interest. Each of the agreements contained mutual releases of certain claims, liabilities or causes of actions that one party might have against the other party. During the six-months ended December 31, 2001, the Company recorded compensation expense of approximately $5,246,000, including an accrued liability of $2,731,000 and common stock and additional paid-in capital of $2,249,000 attributable to these agreements.

         The Company did not issue any stock to any of the officers under the 36-month provision called for by the agreements. Similarly, the Company did not make any cash payments called for beyond September 2001. On April 23, 2002 the Company and the former officers entered into new agreements that, among other features, voided the 36-month stock issuance provision as well as all remaining cash obligations under the old agreements. The Company agreed to issue a total of 1 million shares of stock to each of two of the officers and warrants to purchase 1 million shares of the Company's common stock to each of the three officers exercisable during a 5 year period at an exercise price of $.10 per share. The Company agreed to forgive certain indebtedness totaling approximately $90,000 from one officer. Any issuances of common stock or any exercise of warrants to purchase common stock as contemplated by the new agreements are subject to an increase in the authorized number of common shares available which must be approved by the Company's stockholders. The gain on the settlement of these agreements totaled approximately $2.0 million, which will be recorded in the second quarter of fiscal 2002.

NOTE 15 --QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized unaudited quarterly financial information for the six-months ended December 31, 2001 and years ended June 30, 2001 and 2000 are noted below (in thousands, except per share amounts):

                                          1st Quarter     2nd Quarter   3rd Quarter (1) 4th Quarter (2)
                                          -----------     -----------   --------------- ---------------
December 31, 2001
   Revenues.........                           $3,403          $2,632               -               -
   Loss from operations                        $7,748          $3,790               -               -
   Net loss.........                           $8,351          $3,615               -               -
   Basic and diluted net loss per
      share.........                            $0.17           $0.08               -               -

June 30, 2001
   Revenues.........                           $4,414          $4,883          $4,412          $3,683
   Loss from operations                        $7,841          $6,620         $14,930         $19,868
   Net loss.........                           $8,664          $7,564         $14,746         $20,653
   Basic and diluted net loss per
      share.........                            $0.39           $0.31           $0.45           $0.51

June 30, 2000
   Revenues.........                           $1,443          $2,574          $3,396          $3,677
   Loss from operations                        $2,751          $4,923          $5,786         $12,052
   Net loss.........                           $2,638          $4,787          $5,684         $11,925
   Basic and diluted net loss per
      share.........                            $0.17           $0.28           $0.32           $0.70

(1) Loss from operations and net loss include the impact of charges related to asset impairment and investments, totaling $7,852 in the fiscal year ended June 30, 2001.
(2) Loss from operations and net loss include the impact of charges related to asset impairment and investments, totaling $11,816 in the fiscal year ended June 30, 2001


NOTE 16 --TRANSITION PERIOD COMPARATIVE DATA

         The following table presents certain financial information for the six-month period ended December 31, 2001 and 2000, respectively.

                                              (Amounts in Thousands)
                                          Six-Months            Six-Months
                                            Ended                 Ended
                                      December 31, 2001     December 31, 2000
                                      -----------------     -----------------
                                                               (unaudited)

   Revenue..........................        $ 6,035              $ 9,297
   Gross profit.....................          3,185                3,821
   Loss from operations.............        (11,538)             (14,461)
   Net loss.........................        (11,966)             (16,228)

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          HOMESEEKERS.COM, INCORPORATED
                          By: /S/ Thomas Chaffee
                              ------------------------------------
                              Thomas Chaffee
                              Chief Executive Officer


         KNOW ALL MEN BY THESE PRESENT, that each person whose signature appears immediately below constitutes and appoints Thomas Chaffee his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agents or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                    Title                             Date
      ---------                    -----                             ----


 /S/ Thomas Chaffee
 ---------------------  Chairman of the Board, Director          April 27, 2002
   Thomas Chaffee       and Chief Executive Officer





 /S/ Steven M. Crane
 ---------------------  President and Chief Operating Officer    April 27, 2002
   Steven M. Crane      (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit
  Number       Exhibit Description
  -------      -------------------

     2.1 Purchase Agreement, dated as of July 21, 2000, by and among HomeSeekers.com and the Members of Immediate Results Through Intuitive Systems, LLC (incorporated by reference to the
               Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission (the "Commission") on August 7, 2000).

     2.2 First Amendment to Agreement and Plan of Merger, dated as of February 15, 2001, by and among HomeSeekers.com and the Shareholders of Information Solutions Group, Inc. (incorporated by reference to the same numbered exhibit as filed with the Company's Form 10-K for the year ended June 30, 2001).

     2.3 First Amendment to Conditional Promissory Note, dated as of February 15, 2001, by and among HomeSeekers.com and the Members of Immediate Results Through Intuitive Systems, LLC. (incorporated by reference to the same numbered exhibit as filed with the Company's Form 10-K for the year ended June 30, 2001).

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

     4.5 Registration Rights Agreement, dated as of February 15, 2001, by and among HomeSeekers.com and the Shareholders of Information Solutions Group, Inc. (incorporated by reference to the same numbered exhibit as filed with the Company's Form 10-K for the year ended June 30, 2001).

     4.6 Warrant Agreement, dated as of March 15, 2001, between the Company and Bradley N Rotter Self Employed Pension Plan and Trust (incorporated by reference to the May 10-Q).

     7.1 Form of Credit Agreement with Fidelity National Financial, Inc. dated October 25, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

     7.2 Form of Convertible Revolving Promissory Note with Fidelity National Financial, Inc., dated November 5, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

     7.3 Form of Purchase Warrant with Fidelity National Financial, Inc., dated November 5, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

     7.4 Form of Security Agreement with Fidelity National Financial, Inc., dated October 25, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

     7.5 Form of Business Separation and Settlement Agreement with E-Home.com, Inc. d/b/a HomeMark, Inc., dated November 1, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

     7.6 Form of Assignment and Assumption Agreement with Fidelity National Information Solutions, Inc., dated November 1, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

     7.7 Form of Asset Purchase Agreement with Fidelity National Information Solutions, Inc., dated October 25, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

     7.8 Form of Management Agreement with Fidelity National Information Solutions, Inc., dated October 25, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on November 5, 2001.).

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

     10.11* Employment Agreement between the Company and John Giaimo dated March 9, 1999 (incorporated by reference to Exhibit 6.6 to the 1999 10-KSB).

     10.12* Employment Agreement between the Company and Greg Johnson dated March 9, 1999 (incorporated by reference to Exhibit 6.7 to the 1999 10-KSB).

     10.13* Employment Agreement between the Company and Doug Swanson dated March 9, 1999 (incorporated by reference to Exhibit 6.8 to the 1999 10-KSB).

     10.14* Employment Agreement between the Company and Greg Costley dated August 23, 1999 (incorporated by reference to Exhibit 6.11 to the 1999 10-KSB).

     10.15 Promissory Note between the Company and William Tomerlin dated November 22, 2000. (incorporated by reference to the same numbered exhibit as filed with the Company's Form 10-K for the year ended June 30, 2001).

     10.16 Security Agreement between the Company and William Tomerlin dated November 22, 2000. (incorporated by reference to the same numbered exhibit as filed with the Company's Form 10-K for the year ended June 30, 2001).

     10.17 Ted C. Jones resignation letter dated October 9, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on October 9, 2001.).

     10.18 Joseph Harker resignation letter dated October 16, 2001 (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on October 9, 2001.).

     10.19 David L. Holmes resignation letter dated October 18, 2001(incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on October 9, 2001.).


     16.1 Letter on Change in Certifying Accountant (incorporated by reference to the Company's Annual Report on Form 10-KSB filed with the Commission on October 6, 2001).

     16.2 Letter on Change in Certifying Accountant from Ernst & Young LLP (incorporated by reference to the same number exhibit as filed with the Company's Current Report on Form 8-K, as filed with the Commission on October 16, 2001.).

     21.1 Subsidiaries of Registrant. (incorporated by reference to the same numbered exhibit as filed with the Company's Form 10-K for the year ended June 30, 2001).

     23.1      Consent of CORBIN & WERTZ, Independent Auditors (filed herewith).

     99.1 Escrow Agreement, dated as of December 4, 2000, between the Company and AVC (Exhibit E to the Equity Line of Credit Agreement) (incorporated by reference to Exhibit 1.1 to the December 2000 8-K).

     99.2 Press Release related to Securities Purchase Agreement with Homemark (incorporated by reference to the June 2001 8-K).

 ----------------

* Management contract or compensatory arrangement.