Form 10-Q
period 2002-03-31
HOMESEEKERS COM INC
filed 2002-05-15
CIK 938578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to________________

                         Commission File Number: 0-23835

                          ----------------------------

                          HomeSeekers.com, Incorporated
             (Exact name of Registrant as Specified in its Charter)

               Nevada                                    87-0397464
   (State or Other Jurisdiction of                      (IRS Employer
   Incorporation or Organization)                     Identification No.)

   2800 Saturn Street, Suite 200, Brea, CA                  92821
   (Address of Principal Executive Offices)               (Zip Code)

   Registrant's telephone number, including area code:  (714) 927-2200

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,954,561 shares of common stock, $ .001 par value, outstanding as of May 10, 2002.

                          HOMESEEKERS.COM, INCORPORATED

                 FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2002


Part I     Financial Information                                          Page
                                                                          ----
Item 1.    Financial Statements:

           Consolidated Condensed Balance Sheets as of
                    March 31, 2002 (Unaudited) and December 31, 2001        3

           Consolidated Condensed Statements of Operations
                    for the Quarters ended March 31, 2002
                    and 2001 (Unaudited)                                    4

           Consolidated Condensed Statements of Cash Flows for
                    the Quarters ended March 31, 2002
                    and 2001 (Unaudited)                                    5

           Notes to Consolidated Condensed Financial Statements             6

Item 2.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     7

Item 3.    Quantitative and Qualitative Disclosures about Market Risk      10


Part II    Other Information

Item 1.    Legal Proceedings                                               10

Item 2.    Changes in Securities and Use of Proceeds                       11

Item 3.    Defaults Upon Senior Securities                                 11

Item 4.    Submission of Matters to a Vote of Security Holders             11

Item 5.    Other Information                                               11

Item 6.    Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                 12


                          HOMESEEKERS.COM, INCORPORATED
                     CONSOLIDATED CONDENSED BALANCE SHEETS
            (Amounts in thousands, except share and per share data)

                                                             March 31,    December 31,
                                                               2002           2001
                                                             ---------    ------------

                               ASSETS
Current assets
   Cash and cash equivalents                                 $     505       $   1,232
   Accounts receivable, net                                        223              57
   Accounts and notes receivable, related parties                   92              92
   Other assets                                                     94              86
                                                             ---------       ---------
      Total current assets                                         914           1,467

Investments, net                                                     7              20
Property and equipment, net                                      1,143           1,337
Purchased intangible assets, net                                     -               5
Other assets                                                        37              50
                                                             ---------       ---------
                                                             $   2,101       $   2,879
                                                             =========       =========

           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                                          $   3,895       $   3,945
   Accrued payroll and other liabilities                         4,613           4,704
   Liability under purchase agreement                              500             500
   Long-term obligations, current portion                        1,032           1,046
   Deferred revenue, current portion                             2,626           2,722
                                                             ---------       ---------
      Total current liabilities                                 12,666          12,917
Long-term liabilities
   Long-term obligations                                         3,064           3,088
   Deferred   revenue                                              512             583
                                                             ---------       ---------
      Total long-term liabilities                                3,576           3,671
Commitments and contingencies
Stockholders' equity (deficit)
   Common stock, $.001 par; 50,000,000 shares authorized;
      48,954,561 shares issued and outstanding                      49              49
   Additional paid-in capital                                   91,088          90,975
   Accumulated other comprehensive loss                           (193)           (180)
   Accumulated deficit                                        (105,085)       (104,553)
                                                             ---------       ---------
      Total stockholders' equity (deficit)                     (14,141)        (13,709)
                                                             ---------       ---------
                                                             $   2,101       $   2,879
                                                             =========       =========

            See notes to consolidated condensed financial statements.

                         HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                         2002          2001
                                                      ----------    ----------
Revenues                                              $    1,817    $    4,412
Cost of revenues                                             464         2,471
                                                      ----------    ----------
   Gross profit                                            1,353         1,941
                                                      ----------    ----------
Operating expenses
   Operating expenses                                      1,823         9,018
   Write down of assets                                        5         7,853
                                                      ----------    ----------
                                                           1,828        16,871
                                                      ----------    ----------
Loss from operations                                        (475)      (14,930)

Other income (expense)
   Interest expense                                         (204)         (184)
   Interest income                                             -            34
   Other, net                                                147           334
                                                      ----------    ----------
                                                             (57)          184
                                                      ----------    ----------
Net loss                                                    (532)      (14,746)
Other comprehensive loss                                     (13)          (31)
                                                      ----------    ----------
Total comprehensive loss                              $     (545)   $  (14,777)
                                                      ==========    ==========

Basic and diluted net loss per common share           $    (0.01)   $    (0.45)
                                                      ==========    ==========

Shares used in computing basic and diluted
  per share data                                      48,954,561    32,829,101
                                                      ==========    ==========


            See notes to consolidated condensed financial statements.


                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2002 AND 2001
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)
                                                                                  2002       2001
                                                                                --------   ---------
Cash flows from operating activities
   Net loss                                                                     $   (532)  $ (14,746)
   Adjustments to reconcile net loss to net cash used in
      operating activities
      Depreciation                                                                   265         368
      Amortization                                                                     -       3,002
      Write down of assets                                                             -       7,853
      Loss on sale of assets                                                           -          50
      Write down of intangible assets                                                  5           -
      Settlement of accounts payable and other liabilities                          (143)          -
      Equity in net losses of foreign affiliate                                        -        (382)
      Common stock and warrants issued for services                                    -         765
      Common stock and warrants issued for interest                                  113           -
   Changes in assets and liabilities net of effects from acquisitions
      Accounts receivable                                                           (166)        (62)
      Accounts receivable, related parties                                             -         (18)
      Other assets, current                                                           (8)       (156)
      Other assets                                                                    13         (20)
      Accounts payable                                                                82         195
      Accrued payroll and other liabilities                                          (80)       (349)
      Deferred revenue                                                              (167)        128
                                                                                --------   ---------
         Net cash used in operating activities                                      (618)     (3,372)
                                                                                --------   ---------
 Cash flows from investing activities
    Purchase of property and equipment                                               (71)       (106)
    Proceeds from sale of assets                                                       -         225
                                                                                --------   ---------
         Net cash provided by (used in) investing activities                         (71)        119
                                                                                --------   ---------
 Cash flows from financing activities
    Issuance of debt                                                                   -         787
    Repayments of debt                                                               (38)       (219)
    Net proceeds from sale/exercise of common stock, options
       and warrants                                                                    -       2,361
                                                                                --------   ---------
         Net cash provided by (used in) financing activities                         (38)      2,929
                                                                                --------   ---------
Net decrease in cash and cash equivalents                                           (727)       (324)
Cash and cash equivalents at beginning of period                                   1,232         586
                                                                                --------   ---------
Cash and cash equivalents at end of period                                      $    505   $     262
                                                                                ========   =========


            See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION AND BASIS OF PRESENTATION

         The consolidated condensed financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure that would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the six-months ended December 31, 2001 has been omitted. The results of operations for the quarter ended March 31, 2002 are not necessarily indicative of the results that will be realized for a full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.


NOTE 2 - GOING CONCERN

         The Company incurred net losses of approximately $532,000 and $11,966,000 during the three-months ended March 31, 2002 and six-months ended December 31, 2001, respectively, and at March 31, 2002 had a working capital deficit of approximately $11,752,000, an accumulated deficit of approximately $105,085,000 and a stockholders' deficit of approximately $14,141,000. In addition, the Company used cash of approximately $618,000 to fund operations during the most recent three-month period. The reports of independent auditors on the Company's December 31, 2001 and June 30, 2001 financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. In October 2001, the Company borrowed $3.0 million to pay off existing debt and for working capital needs. In December 2001, the Company sold an operating division, generating net cash of approximately $1.7 million. The Company has reduced its fixed operating expenses and has consolidated its operations into one location. The Company continues to maintain a significant working capital deficit and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. The Company is operating with a new management team and has undertaken a significant restructuring of its operations. There can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 3 - EQUITY TRANSACTIONS

         Pursuant to a late payment penalty clause of a note payable to a former director, the Company is obligated to issue warrants to purchase 100,000 shares of the Company's common stock each week until the note is paid. At March 31, 2002 the Company was obligated to issue to the former director penalty warrants to purchase an additional 5.1 million shares of the Company's common stock. Interest expense recognized during the quarter ended March 31, 2002 attributable to these warrants was $113,000. Similarly, interest expense attributable to these warrants recognized during the six-months ended December 31, 2001 was $631,000.

NOTE 4 - SUBSEQUENT EVENTS

         On April 23, 2002 the Company and three of its former officers canceled certain separation and settlement agreements entered into during July and September 2001 and entered into new agreements that, among other features, voided a 36-month stock issuance provision as well as any remaining cash obligations under the old agreements. The Company agreed to issue a total of 1 million shares of stock to each of two of the officers and warrants to purchase 1 million shares of the Company's common stock to each of the three officers exercisable during a 5 year period at an exercise price of $.10 per share. The Company agreed to forgive certain indebtedness totaling approximately $90,000 from one officer. Any issuances of common stock or any exercise of warrants to purchase common stock as contemplated by the new agreements are subject to an increase in the authorized number of common shares available which must be approved by the Company's stockholders. The gain on the settlement of these agreements totaled approximately $2.0 million, which will be recorded in the second quarter of fiscal 2002.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The following discussion of financial condition and results of operations should be read in conjunction with the consolidated condensed financial statements and notes thereto included elsewhere in this report. This Form 10-Q contains "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995 that involves risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this Form 10-Q, the words "expects," "anticipates," "intends" and "plans" and similar expressions are intended to identify forward-looking statements. The cautionary statements made in this Form 10-Q should be read as being applicable to all related forward-looking statements wherever they appear in this document. Actual results could differ materially from those discussed in or implied by this Form 10-Q. The Company does not intend to update any of the forward-looking statements after the date of this filing to conform those statements to actual results. Factors that could cause or contribute to such differences include those discussed below.

         The Company has experienced recurring losses from operations and has an accumulated deficit of approximately $105.1 million and a working capital deficit of $11.8 million at March 31, 2002 and limited cash reserves. Because of these factors, the reports of the independent auditors on the consolidated financial statements for the six-months ending December 31, 2001 and the year ended June 30, 2001 included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         In October 2001 the Company borrowed $3.0 million to pay off certain existing debt and for working capital needs. In December 2001 the Company sold its MLS operating division generating net cash available for working capital purposes of approximately $1.7 million. Since November 2001, the Company has moved quickly to reduce its fixed operating expenses and consolidate its operations into one location. In a press release dated March 12, 2002, the Company announced that, for the first time in its history, it was generating revenues and cash flows sufficient to cover current operating needs. However, as noted above, the Company continues to maintain a significant working capital deficit from its prior activities and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. See "Liquidity and Capital Resources." The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings.

         The Company is operating with a new management team and has undertaken a significant restructuring of its operations. As a direct result of these efforts, the loss from operations of $475,000 at March 31, 2002 is significantly less than the $14.9 million loss from operations in the comparable prior period. The Company is currently operating at profitable levels; however, there can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. If the Company is unable to achieve these results or otherwise cannot obtain additional financing on acceptable terms, it is likely that the Company would cease operations.


Results of Operations

         Revenues

         Revenues decreased 59% from $4.4 million in the quarter ended March 31, 2001 to $1.8 million in the quarter ended March 31, 2002. This also represents a 31% decrease from revenues of $2.6 million in the quarter ended December 31, 2001. The primary reason for the decrease in revenues was the termination of the Company's publishing operations and the sale of its MLS operations between periods. Revenues recognized during the quarter ended March 31, 2002 were primarily composed of sales of the Company's software productivity tools for real estate agents and hosting fees associated with real estate agent web sites.

         Cost of Revenues

         Cost of revenues decreased from $2.5 million in the quarter ended March 31, 2001 to $464,000 in the quarter ended March 31, 2002. The decrease is primarily a result of the elimination of the publication operations between periods, which had a significantly higher cost of revenue, and the inclusion in cost of revenues in the prior period of amortization costs associated with certain purchased technology from prior business acquisitions.

         Operating Expenses and Write-Down of Assets

         Total operating expenses decreased from $9.0 million in the quarter ended March 31, 2001 to $1.8 million in the quarter ended March 31, 2002. As noted above, the Company eliminated its publication operations and sold its MLS operations between periods. Additionally, the Company undertook a significant restructuring and consolidation of its remaining business units in order to significantly reduce its operating expenses and achieve positive cash flows. The largest single component of operating expenses in both periods was compensation and related expenses. As a result of the above, compensation and related expenses included in operating expenses decreased from $4.7 million to $997,000 between quarterly periods and continued to decrease throughout the quarter ended March 31, 2002. Depreciation and amortization expense recognized during the quarter ended March 31, 2002 was $265,000 compared to $1.9 million in the prior period as the Company fully-depreciated or disposed of depreciable assets between periods.

         During the quarter ended March 31, 2001, the Company wrote down $7.9 million of impaired long-lived assets. The write down included $3.9 million of investment in foreign affiliate, $2.5 million of intangible assets of the Company's publication operations, $900,000 of investments, and $600,000 of other intangible assets. After careful assessment of various factors relating to these assets, including the Company's decision to discontinue its publishing operations and continued negative stock market conditions for emerging technology companies, management determined it was appropriate to write down the value of these assets. Accordingly, such assets were written down to estimated fair value based on estimated future undiscounted net cash flows in accordance with Statement of Financial Accounting Standards No. 121.


Liquidity and Capital Resources

         The Company has limited cash reserves, an accumulated deficit of $105.1 million, and a working capital deficit of $11.8 million at March 31, 2002. Because of the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing, the reports of the independent auditors on the consolidated financial statements for the six-months ended December 31, 2001, and for the year ended June 30, 2001, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         At March 31, 2002, the Company's cash balance was $505,000 compared to $1.2 million at December 31, 2001, a decrease of $727,000. From inception and until only recently, the Company has experienced negative cash flows from operations. During the quarter ended March 31, 2002, net cash used in operating activities was approximately $618,000 compared to net cash used in operating activities of $3.4 million during the quarter ended March 31, 2001. Adjustments to reconcile the net loss to net cash used in operations during the three-months ended March 31, 2001 included a significant amount of non-cash expenses attributable to depreciation, amortization and write-down of assets in the prior period.

         Net cash used in investing activities during the first quarter of 2002 was $71,000 for the purchase of computer hardware and equipment necessary to the Company's business. Subject to the sale of assets in the prior period, the net cash provided by investing activities during the quarter ended March 31, 2001 was $119,000.

         Net cash used in financing activities during the quarter ended March 31, 2002 was $38,000 and was attributable to debt repayments. During the quarter ended March 31, 2001, a significant portion of the operations of the Company was funded through the issuance of equity securities. Accordingly, the net cash provided by financing activities during the quarter ended March 31, 2001 was $2.9 million.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of March 31, 2002, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company had no material investments as of March 31, 2002. Therefore, such investments are not subject to significant market risks.


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

         The Company has commitments to issue common stock as a result of the exercise of outstanding options and warrants and other agreements that are in excess of the Company's authorized number of shares of common stock, including a loan convertible into 30,000,000 shares of the Company's common stock or 25% of the Company's outstanding common stock on the date of exercise. The Company's Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Therefore, before it can issue common stock upon the exercise of options or warrants or in accordance with other obligations, the Company must increase the number of authorized shares of common stock. Any increase in the authorized capital requires an amendment to the Articles of Incorporation, which must be approved by the stockholders. The Company has begun preparation of a proxy statement for a meeting of the stockholders that could be held at the earliest in June or July 2002, at which the Company may seek approval to increase the authorized number of shares of common stock in an amount necessary to meet the existing obligations. If the Company does not timely receive approval of this increase, it may be forced to default on its obligations. Additionally, the Company relied heavily on the issuance of common stock in the past for funding of its operations. If it does not increase the number of shares available for issuance, the Company will not be able to issue stock to fund its business operations or otherwise raise capital until such an increase is approved and effected.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None. The Company did not issue any shares of its common stock during the quarter ended March 31, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2002, the Company was in default of one debt instrument for non-payment in accordance with the terms of the note. See "Note 3 - Equity Transactions."


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

         (b) Reports on Form 8-K

         On February 13, 2002, the Company filed a Report on Form 8-K stating it had a) engaged the firm of Corbin & Wertz as its new independent accountants as of February 12, 2002 and b) amended the Company's Amended and Restated Bylaws to adopt a calendar fiscal year such that the last day of the Registrant's fiscal year will be December 31.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


 HomeSeekers.com, Incorporated
 (Registrant)


 /s/ Steven M. Crane
 -----------------------------------
 Steven M. Crane
 President and Chief Operating Officer
 (Principal Financial and Chief Accounting Officer)



Dated:   May 12, 2002