Form 10-Q
period 2002-06-30
HOMESEEKERS COM INC
filed 2002-08-14
CIK 938578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________to____________________

                         Commission File Number: 0-23835

                               ------------------

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

                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.) Yes {X}    No { }

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,954,561 shares of common stock, $ .001 par value, outstanding as of August 10, 2002.

                          HOMESEEKERS.COM, INCORPORATED

          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2002

Part I    Financial Information                                           Page

Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of
                   June 30, 2002 (Unaudited) and December 31, 2001          3

          Consolidated Condensed Statements of Operations
                   for the Quarters ended June 30, 2002
                   and 2001 (Unaudited) and Six-Months ended
                   June 30, 2002 and 2001 (Unaudited)                       4

          Consolidated Condensed Statements of Cash Flows for
                   the Six-Months ended June 30, 2002
                   and 2001 (Unaudited)                                     5

          Notes to Consolidated Condensed Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                      7

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       10

Part II   Other Information

Item 1.   Legal Proceedings                                                11

Item 2.   Changes in Securities and Use of Proceeds                        12

Item 3.   Defaults Upon Senior Securities                                  12

Item 4.   Submission of Matters to a Vote of Security Holders              12

Item 5.   Other Information                                                12

Item 6.   Exhibits and Reports on Form 8-K                                 12

SIGNATURES                                                                 13

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                      June 30,      December 31,
                                                                        2002           2001
                                                                     -----------    -----------
                                                                     (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                         $       636    $     1,232
   Accounts receivable, net                                                  616             57
   Accounts and notes receivable, related parties                           --               92
   Other assets                                                              100             86
                                                                     -----------    -----------
      Total current assets                                                 1,352          1,467
Investments, net                                                            --               20
Property and equipment, net                                                  875          1,337
Purchased intangible assets, net                                            --                5
Other assets                                                                  42             50
                                                                     -----------    -----------
                                                                     $     2,269    $     2,879
                                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                                                  $     3,699    $     3,945
   Accrued payroll and other liabilities                                   1,920          4,704
   Liability under purchase agreement                                        500            500
   Long-term obligations, current portion                                  3,883          1,046
   Deferred revenue, current portion                                       3,070          2,722
                                                                     -----------    -----------
      Total current liabilities                                           13,072         12,917
Long-term liabilities
   Long-term obligations                                                      40          3,088
   Deferred revenue                                                          487            583
                                                                     -----------    -----------
      Total long-term liabilities                                            527          3,671
Commitments and contingencies
Stockholders' equity (deficit)
   Common stock, $.001 par; 50,000,000 shares authorized;
      48,954,561 shares issued and outstanding                                49             49
   Additional paid-in capital                                             91,427         90,975
   Accumulated other comprehensive loss                                     (200)          (180)
   Accumulated deficit                                                  (102,606)      (104,553)
                                                                     -----------    -----------
      Total stockholders' equity (deficit)                               (11,330)       (13,709)
                                                                     -----------    -----------
                                                                     $     2,269    $     2,879
                                                                     ===========    ===========

            See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                FOR THE QUARTERS ENDED JUNE 30, 2002 AND 2001 AND
                 FOR THE SIX-MONTHS ENDED JUNE 30, 2002 AND 2001
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                Quarters Ended June 30,          Six-Months Ended June 30,
                                                 2002             2001             2002             2001
                                             ------------     ------------     ------------     ------------
Revenues                                     $      2,607     $      3,684     $      4,424     $      8,095
Cost of revenues                                      499            5,611              963            8,083
                                             ------------     ------------     ------------     ------------

   Gross profit (loss)                              2,108           (1,927)           3,461               12
                                             ------------     ------------     ------------     ------------

Operating expenses
   Operating expenses                               1,888            5,664            3,711           14,680
   Write down of assets                              --             12,277                5           20,130
                                             ------------     ------------     ------------     ------------

                                                    1,888           17,941            3,716           34,810
                                             ------------     ------------     ------------     ------------

Income (loss) from operations                         220          (19,868)            (255)         (34,798)

Other income (expense)
   Interest expense                                  (210)            (677)            (415)            (861)
   Interest income                                      2                4                2               37
   Other, net                                       2,467             (112)           2,615              223
                                             ------------     ------------     ------------     ------------

                                                    2,259             (785)           2,202             (601)
                                             ------------     ------------     ------------     ------------

Net income (loss)                                   2,479          (20,653)           1,947          (35,399)
Other comprehensive loss                               (7)            (126)             (13)            (157)
                                             ------------     ------------     ------------     ------------

Total comprehensive income (loss)            $      2,472     $    (20,779)    $      1,934     $    (35,556)
                                             ============     ============     ============     ============

Net income (loss) per common share
    Basic                                    $       0.05     $      (0.45)    $       0.04     $      (0.90)
                                             ============     ============     ============     ============
    Diluted                                  $       0.05     $      (0.45)    $       0.04     $      (0.90)
                                             ============     ============     ============     ============

Shares used in computing per share data
    Basic                                      48,954,561       45,815,139       48,954,561       39,489,257
                                             ============     ============     ============     ============
    Diluted                                    49,094,561       45,815,139       49,094,561       39,489,257
                                             ============     ============     ============     ============

            See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 FOR THE SIX-MONTHS ENDED JUNE 30, 2002 AND 2001
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)
                                                                             2002         2001
                                                                           --------     --------
Cash flows from operating activities
   Net income (loss)                                                       $  1,947     $(35,399)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
      Depreciation                                                              570          851
      Amortization                                                             --          4,540
      Write down of assets                                                        5       20,130
      Compensation expense from option repricing                               --          2,270
      Gain from extinguishment of debt                                       (2,227)        --
      Settlement of accounts payable and other liabilities                     (399)        --
      Equity in net losses of foreign affiliate                                --           (463)
      Common stock and warrants issued for services                            --            754
      Common stock and warrants issued for interest                             212          803
      Other                                                                    --            405
   Changes in assets and liabilities net of effects from acquisitions
      Accounts receivable                                                      (559)         772
      Accounts receivable, related parties                                     --            (16)
      Other current assets                                                      (14)         216
      Other assets                                                                8          (48)
      Accounts payable                                                          153          739
      Accrued payroll and other liabilities                                    (225)         493
      Deferred revenue                                                          252           26
                                                                           --------     --------
         Net cash used in operating activities                                 (277)      (3,927)
                                                                           --------     --------

 Cash flows from investing activities
     Purchase of property and equipment                                        (108)        (186)
     Proceeds from sale of intangibles                                         --            354
     Payment from foreign affiliate                                            --            200
     Proceeds from sale of assets                                              --              5
                                                                           --------     --------
         Net cash provided by (used in) investing activities                   (108)         373
                                                                           --------     --------

 Cash flows from financing activities
    Issuance of debt                                                           --          1,695
    Repayments of debt                                                         (211)        (294)
    Net proceeds from sale/exercise of common stock, options
       and warrants                                                            --          3,000
                                                                           --------     --------
         Net cash provided by (used in) financing activities                   (211)       4,401
                                                                           --------     --------

Net increase (decrease) in cash and cash equivalents                           (596)         847
Cash and cash equivalents at beginning of period                              1,232          586
                                                                           --------     --------

Cash and cash equivalents at end of period                                 $    636     $  1,433
                                                                           ========     ========

            See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S REPRESENTATION AND BASIS OF PRESENTATION

         The consolidated condensed financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure that would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the six-months ended December 31, 2001 has been omitted. The results of operations for the quarter and six-months ended June 30, 2002 are not necessarily indicative of the results that will be realized for a full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.


NOTE 2 - NEW ACCOUNTING STANDARD

         On April 30, 2002 the Financial Accounting Standards Board (FASB) issued Statement 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FASB 145 rescinds Statement 4, which required all gains and losses from extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. Early application of the provisions of FASB 145 may be as of the beginning of the fiscal year or as of the beginning of the interim period in which FASB 145 is issued. The Company has elected to adopt FASB 145 as of the beginning of the current fiscal year.

         As discussed in Note 5, on April 23, 2002 the Company and three of its former officers canceled certain separation and settlement agreements and entered into new agreements that generated a gain on the settlement of approximately $2.2 million. As a result of the adoption of FASB 145, the Company recorded the gain as other income during the quarter ended June 30, 2002 as it did not meet the criteria for treatment as an extraordinary item as provided for in APB Opinion 30. The impact on diluted earnings per share for the quarter and year-to-date June 30, 2002 was $.04 per share.


NOTE 3 - GOING CONCERN

         The Company reported net income of approximately $2,479,000 for the quarter ended June 30, 2002 and incurred a net loss of approximately $11,966,000 during the six-months ended December 31, 2001, and at June 30, 2002 had a working capital deficit of approximately $11,720,000, an accumulated deficit of approximately $102,606,000 and a stockholders' deficit of approximately $11,330,000. In addition, the Company used cash of approximately $277,000 to fund operations during the most recent six-month period. The reports of independent auditors on the Company's December 31, 2001 and June 30, 2001 consolidated financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. In October 2001, the Company borrowed $3.0 million to pay off existing debt and for working capital needs. In December 2001, the Company sold an operating division, generating net cash of approximately $1.7 million. The Company has reduced its fixed operating expenses and has consolidated its operations into one location. The Company continues to maintain a significant working capital deficit and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. The Company is operating with a new management team and has undertaken a significant restructuring of its operations. There can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 4 - EQUITY TRANSACTIONS

         Pursuant to a late payment penalty clause of a note payable to a former director, the Company is obligated to issue warrants to purchase 100,000 shares of the Company's common stock each week until the note is paid. At June 30, 2002 the Company was obligated to issue to the former director penalty warrants to purchase an additional 6.5 million shares of the Company's common stock. Interest expense recognized during the quarter ended June 30, 2002 attributable to these warrants was $99,000. Similarly, interest expense attributable to these warrants recognized during the six-months ended December 31, 2001 was $631,000.


NOTE 5 - GAIN FROM EXTINGUISHMENT OF DEBT

         On April 23, 2002 the Company and three of its former officers canceled certain separation and settlement agreements entered into during July and September 2001 and entered into new agreements that, among other features, voided a 36-month stock issuance provision as well as any remaining cash obligations under the old agreements. The Company agreed to issue a total of 1 million shares of stock to each of two of the officers and warrants to purchase 1 million shares of the Company's common stock to each of the three officers exercisable during a 5 year period at an exercise price of $.10 per share. The Company agreed to forgive certain indebtedness totaling approximately $92,000 from one officer. Any issuances of common stock or any exercise of warrants to purchase common stock as contemplated by the new agreements are subject to an increase in the authorized number of common shares available which must be approved by the Company's stockholders. The gain on the settlement of these agreements totaled approximately $2.2 million, which was recorded in the quarter ended June 30, 2002.


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

         Prior to the quarter ended June 30, 2002, the Company had experienced recurring losses from operations and has an accumulated deficit of approximately $102.6 million and a working capital deficit of $11.7 million at June 30, 2002 and limited cash reserves. Because of these factors, the reports of the independent auditors on the consolidated financial statements for the six-months ending December 31, 2001 and the year ended June 30, 2001 included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

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

         The Company is operating with a new management team and has undertaken a significant restructuring of its operations. As a direct result of these efforts, the Company generated positive earnings from operations and posted net income of approximately $2,479,000 for the quarter ended June 30, 2002, as compared to a net loss of approximately $20,653,000 in the comparable prior period. The Company is currently operating at profitable levels; however, there can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. If the Company is unable to achieve these results or otherwise cannot obtain additional financing on acceptable terms, it is likely that the Company would cease operations.


Results of Operations

         Revenues

         Revenues decreased 30% from $3.7 million in the quarter ended June 30, 2001 to $2.6 million in the quarter ended June 30, 2002. This also represents a 44% increase from revenues of $1.8 million in the quarter ended March 31, 2002. For the six-months ended June 30, 2001 revenues decreased 46% from $8.1 million to $4.4 million in the six-months ended June 30, 2002. The primary reason for the decrease in revenues from the prior period was the termination of the Company's publishing operations and the sale of its MLS operations between periods. Revenues recognized during the quarter ended June 30, 2002 were primarily composed of sales of the Company's software productivity tools for real estate agents and hosting fees associated with real estate agent web sites.

         Cost of Revenues

         Cost of revenues decreased from $5.6 million in the quarter ended June 30, 2001 to $499,000 in the quarter ended June 30, 2002, and decreased from $8.1 million in the six-months ended June 30, 2001 to $963,000 million in the six-months ended June 30, 2001. The decrease is primarily a result of the elimination of the publication operations and the sale of its MLS operations between periods, which had a significantly higher cost of revenue, and the inclusion in cost of revenues in the prior period of amortization costs associated with certain purchased technology from prior business acquisitions.

         Operating Expenses and Write-Down of Assets

         Total operating expenses decreased from $17.9 million in the quarter ended June 30, 2001 to $1.9 million in the quarter ended June 30, 2002, and decreased from $34.8 million in the six-months ended June 30, 2001 to $3.7 million in the six-months ended June 30, 2002. As noted above, the Company eliminated its publication operations and sold its MLS operations between periods. Additionally, the Company undertook a significant restructuring and consolidation of its remaining business units in order to significantly reduce its operating expenses and achieve positive cash flows. The largest single component of operating expenses in both periods was compensation and related expenses. As a result of the above, compensation and related expenses included in operating expenses decreased from $2.4 million to $843,000 between quarterly periods, and decreased from $7.1 million in the six-months ended June 30, 2001 to $1.8 million in the six-months ended June 30, 2002. Depreciation and amortization expense included in operating expenses during the quarter ended June 30, 2002 was $305,000 compared to $500,000 in the prior period and decreased from $2.3 million to $570,000 between the six-month periods, as the Company fully-depreciated or disposed of depreciable assets between periods.

         During the quarter ended June 30, 2001, the Company wrote down $12.2 million of impaired long-lived assets. For the six-months ended June 30, 2001 the Company wrote down a total of $20.1 million of impaired assets. The write-downs included an investment in a foreign affiliate, significant amounts of purchased intangible assets in connection with various acquisitions, and other investments. After careful assessment of various factors relating to these assets, including the Company's decision to discontinue its publishing operations and continued negative stock market conditions for emerging technology companies, management determined it was appropriate to write down the value of these assets. Accordingly, such assets were written down to estimated fair value based on estimated future undiscounted net cash flows in accordance with Statement of Financial Accounting Standards No. 121.


Liquidity and Capital Resources

         The Company has limited cash reserves, an accumulated deficit of $102.6 million, and a working capital deficit of $11.7 million at June 30, 2002. Because of the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing, the reports of the independent auditors on the consolidated financial statements for the six-months ended December 31, 2001, and for the year ended June 30, 2001, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         At June 30, 2002, the Company's cash balance was $636,000 compared to over $1.2 million at December 31, 2001, a net decrease of $596,000. From inception and until only recently, the Company has experienced negative cash flows from operations. During the six-months ended June 30, 2002, net cash used in operating activities was approximately $277,000 compared to net cash used in operating activities of $3,927,000 during the six-months ended June 30, 2001. Adjustments to reconcile the net loss to net cash used in operations during the six-months ended June 30, 2001 included a significant amount of non-cash expenses attributable to depreciation, amortization and write-down of assets in the prior period.

         Net cash used in investing activities during the six-months ended June 30, 2002 was $108,000 for the purchase of computer hardware and equipment necessary to the Company's business. Subject to the sale of assets in the prior period, the net cash provided by investing activities during the six-months ended June 30, 2001 was $373,000.

         Net cash used in financing activities during the six-months ended June 30, 2002 was $211,000 and was attributable to debt repayments. During the six-months ended June 30, 2001, a significant portion of the operations of the Company was funded through the issuance of equity securities. Accordingly, the net cash provided by financing activities during the six-months ended June 30, 2001 was $4.4 million.


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of June 30, 2002, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company had no material investments as of June 30, 2002. Therefore, such investments are not subject to significant market risks.

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

         The Company has commitments to issue common stock as a result of the exercise of outstanding options and warrants and other agreements that are in excess of the Company's authorized number of shares of common stock, including a loan convertible into 30,000,000 shares of the Company's common stock or 25% of the Company's outstanding common stock on the date of exercise. The Company's Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Therefore, before it can issue common stock upon the exercise of options or warrants or in accordance with other obligations, the Company must increase the number of authorized shares of common stock. Any increase in the authorized capital requires an amendment to the Articles of Incorporation, which must be approved by the stockholders. In July 2002 the Company appointed three additional individuals to its board of directors for a total of four board members. Although it is within corporate guidelines to create permanent appointments, these appointments are to be considered temporary until ratified by the stockholders. Among other matters, the board is considering the earliest date feasible for a meeting of the stockholders at which the Company may seek approval to increase the authorized number of shares of common stock in an amount necessary to meet the existing obligations. If the Company does not timely receive approval of this increase, it may be forced to default on its obligations. Additionally, the Company relied heavily on the issuance of common stock in the past for funding of its operations. If it does not increase the number of shares available for issuance, the Company will not be able to issue stock to fund its business operations or otherwise raise capital until such an increase is approved and effected.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None. The Company did not issue any shares of its common stock during the quarter ended June 30, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended June 30, 2002, the Company was in default of one debt instrument for non-payment in accordance with the terms of the note. See "Note 4 - Equity Transactions."


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

         99.1(a) and 99.1(b)

                  Certification   pursuant  to  18  U.S.C.ss.1350,   as  adopted
                  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         The Company did not issue any Reports on Form 8-K during the quarter ending June 30, 2002.

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



 Dated:   August 11, 2002