Form 10-Q
period 2002-09-30
HOMESEEKERS COM INC
filed 2002-11-19
CIK 938578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________to________________


                         Commission File Number: 0-23835

                                     -------

                          HomeSeekers.com, Incorporated
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

                        Nevada                           87-0397464
           -------------------------------           -------------------
           (State or Other Jurisdiction of              (IRS Employer
            Incorporation or Organization)           Identification No.)

          2800 Saturn Street, Suite 200, Brea, CA          92821
          ----------------------------------------       ----------
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,954,561 shares of common stock, $ .001 par value, outstanding as of November 15, 2002.

                          HOMESEEKERS.COM, INCORPORATED
               FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002


Part I    Financial Information                                           Page
                                                                          ----
Item 1.   Financial Statements:

          Consolidated Condensed Balance Sheets as of
             September 30, 2002 (Unaudited) and December 31, 2001           3

          Consolidated Condensed Statements of Operations
             for the Quarters ended September 30, 2002
             and 2001 (Unaudited) and Nine-Months ended
             September 30, 2002 and 2001 (Unaudited)                        4

          Consolidated Condensed Statements of Cash Flows for
             the Nine-Months ended September 30, 2002
             and 2001 (Unaudited)                                           5

          Notes to Consolidated Condensed Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

Item 3.   Quantitative and Qualitative Disclosures about Market Risk       11

Item 4.   Controls and Procedures                                          12


Part II   Other Information

Item 1.   Legal Proceedings                                                12

Item 2.   Changes in Securities and Use of Proceeds                        13

Item 3.   Defaults Upon Senior Securities                                  13

Item 4.   Submission of Matters to a Vote of Security Holders              13

Item 5.   Other Information                                                13

Item 6.   Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                 14

CERTIFICATIONS                                                             15

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED CONDENSED BALANCE SHEETS
             (Amounts in thousands, except share and per share data)

                                                                 September 30,     December 31,
                                                                     2002              2001
                                                                 -------------     -------------
                                                                  (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                     $         447     $       1,232
   Accounts receivable, net of allowance for doubtful
    accounts of $65 and $190, respectively                               1,209                57
   Accounts and notes receivable, related parties                         --                  92
   Other assets                                                            109                86
                                                                 -------------     -------------
      Total current assets                                               1,765             1,467

Investments, net                                                          --                  20
Property and equipment, net                                                593             1,337
Purchased intangible assets, net                                          --                   5
Other assets                                                                 7                50
                                                                 -------------     -------------
                                                                 $       2,365     $       2,879
                                                                 =============     =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                                              $       3,319     $       3,945
   Accrued payroll and other liabilities                                 2,353             4,704
   Liability under purchase agreement                                      500               500
   Long-term obligations, current portion                                3,792             1,046
   Deferred revenue, current portion                                     2,280             2,722
                                                                 -------------     -------------
      Total current liabilities                                         12,244            12,917
Long-term liabilities
   Long-term obligations                                                    37             3,088
   Deferred revenue                                                        456               583
                                                                 -------------     -------------
      Total long-term liabilities                                          493             3,671

Commitments and contingencies                                             --                --

Stockholders' equity (deficit)
   Common stock, $.001 par; 50,000,000 shares authorized;
      48,954,561 shares issued and outstanding                              49                49
   Additional paid-in capital                                           91,501            90,975
   Accumulated other comprehensive loss                                   (200)             (180)
   Accumulated deficit                                                (101,722)         (104,553)
                                                                 -------------     -------------
      Total stockholders' equity (deficit)                             (10,372)          (13,709)
                                                                 -------------     -------------
                                                                 $       2,365     $       2,879
                                                                 =============     =============

            See notes to consolidated condensed financial statements.


                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             FOR THE QUARTERS ENDED SEPTEMBER 30, 2002 AND 2001 AND
              FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
             (Amounts in thousands, except share and per share data)
                                   (Unaudited)

                                                    Quarters Ended                       Nine-Months Ended
                                                     September 30,                         September 30,
                                                 2002              2001                2002              2001
                                             ------------------------------        ------------------------------
Revenues                                     $      3,451      $      3,403        $      7,875      $     11,498
Cost of revenues                                      529               794               1,492             8,877
                                             ------------      ------------        ------------      ------------

   Gross profit                                     2,922             2,609               6,383             2,621
                                             ------------      ------------        ------------      ------------
Operating expenses
   Operating expenses                               2,338             7,278               6,049            22,801
   Write down of assets                              --                 843                   5            20,130
                                             ------------      ------------        ------------      ------------

                                                    2,338             8,121               6,054            42,931
                                             ------------      ------------        ------------      ------------

Income (loss) from operations                         584            (5,512)                329           (40,310)

Other income (expense)
   Interest expense                                  (167)             (542)               (582)           (1,403)
   Interest income                                      5                 2                   6                39
   Other, net                                         462               (63)              3,077               160
                                             ------------      ------------        ------------      ------------

                                                      300              (603)              2,501            (1,204)
                                             ------------      ------------        ------------      ------------

Net Income (loss)                                     884            (6,115)              2,830           (41,514)
Other comprehensive loss                             --                --                   (20)             (157)
                                             ------------      ------------        ------------      ------------

Total comprehensive income (loss)            $        884      $     (6,115)       $      2,810      $    (41,671)
                                             ============      ============        ============      ============

Net income (loss) per common share
    Basic                                    $       0.02      $      (0.13)       $       0.06      $      (0.98)
                                             ============      ============        ============      ============
    Diluted                                  $       0.02      $      (0.13)       $       0.06      $      (0.98)
                                             ============      ============        ============      ============

Shares used in computing per share data
    Basic                                      48,954,561        48,154,736          48,954,561        42,379,049
                                             ============      ============        ============      ============
    Diluted                                    49,094,561        48,154,736          49,094,561        42,379,049
                                             ============      ============        ============      ============

            See notes to consolidated condensed financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE NINE-MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                             (Amounts in thousands)
                                   (Unaudited)
                                                                            2002          2001
                                                                          --------      --------
Cash flows from operating activities
   Net income (loss)                                                      $  2,830      $(41,514)
   Adjustments to reconcile net income (loss) to net cash used in operating activities
      Depreciation                                                             860         1,218
      Amortization                                                            --           5,086
      Write down of assets                                                    --          20,278
      Compensation expense from option repricing                              --            (230)
      Gain from extinguishment of debt                                      (2,227)         --
      Write down of intangible assets                                            5          --
      Settlement of accounts payable and other liabilities                    (896)         --
      Equity in net losses of foreign affiliate                               --            (463)
      Common stock and warrants issued for services                           --           3,271
      Common stock and warrants issued for interest                            286         1,320
      Other                                                                   --             405
   Changes in assets and liabilities net of effects from acquisitions
      Accounts receivable                                                   (1,152)          773
      Accounts receivable, related parties                                    --              63
      Prepaid expenses                                                         (23)          287
      Other assets                                                              43           (38)
      Accounts payable                                                         270         1,440
      Accrued payroll and other liabilities                                    208         2,611
      Deferred revenue                                                        (569)         (432)
                                                                          --------      --------
         Net cash used in operating activities                                (365)       (5,925)
                                                                          --------      --------
 Cash flows from investing activities
     Purchase of property and equipment                                       (115)         (227)
     Proceeds from sale of intangibles                                        --             354
     Payment from foreign affiliate                                           --             200
     Proceeds from sale of assets                                             --               5
      Other                                                                   --               8
                                                                          --------      --------
         Net cash provided by (used in) investing activities                  (115)          340
                                                                          --------      --------
 Cash flows from financing activities
    Issuance of debt                                                          --           2,741
    Repayments of debt                                                        (305)         (472)
    Net proceeds from sale/exercise of common stock, options
       and warrants                                                           --           3,035
                                                                          --------      --------
         Net cash provided by (used in) financing activities                  (305)        5,304
                                                                          --------      --------

Net decrease in cash and cash equivalents                                     (785)         (281)
Cash and cash equivalents at beginning of period                             1,232           586
                                                                          --------      --------

Cash and cash equivalents at end of period                                $    447      $    305
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

                          HOMESEEKERS.COM, INCORPORATED
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - MANAGEMENT'S REPRESENTATION AND BASIS OF PRESENTATION

         The consolidated condensed financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, previously filed with the Securities and Exchange Commission. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure that would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the six-months ended December 31, 2001 has been omitted. The results of operations for the quarter and nine-months ended September 30, 2002 are not necessarily indicative of the results that will be realized for a full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.


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

         In June 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

NOTE 3 - GOING CONCERN

         The Company reported net income of approximately $884,000 for the quarter ended September 30, 2002 and incurred a net loss of approximately $12.0 million during the six-months ended December 31, 2001, and at September 30, 2002 had a working capital deficit of approximately $10.5 million, an accumulated deficit of approximately $101.7 million and a stockholders' deficit of approximately $10.4 million. In addition, the Company used cash of approximately $364,000 to fund operations during the most recent nine-month period. The reports of independent auditors on the Company's December 31, 2001 and June 30, 2001 consolidated financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. In October 2001, the Company borrowed $3.0 million to pay off existing debt and for working capital needs. In December 2001, the Company sold an operating division, generating net cash of approximately $1.7 million. The Company has reduced its fixed operating expenses and has consolidated its operations into one location. The Company continues to maintain a significant working capital deficit and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. The Company is operating with a new management team and has undertaken a significant restructuring of its operations. There can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. The accompanying consolidated condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


NOTE 4 - EQUITY TRANSACTIONS

         Pursuant to a late payment penalty clause of a note payable to a former director, the Company is obligated to issue warrants to purchase 100,000 shares of the Company's common stock each week until the note is paid. At September 30, 2002 the Company was obligated to issue to the former director penalty warrants to purchase an additional 7.8 million shares of the Company's common stock. Interest expense recognized during the quarter ended September 30, 2002 attributable to these warrants was $74,000. Similarly, interest expense attributable to these warrants recognized during the six-months ended December 31, 2001 was $631,000.


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

         Prior to the quarter ended September 30, 2002, the Company had experienced recurring losses from operations and has an accumulated deficit of approximately $101.7 million and a working capital deficit of $10.5 million at September 30, 2002 and limited cash reserves. Because of these factors, the reports of the independent auditors on the consolidated financial statements for the six-months ending December 31, 2001 and the year ended June 30, 2001 included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         In October 2001 the Company borrowed $3.0 million to pay off certain existing debt and for working capital needs. In December 2001 the Company sold its MLS operating division generating net cash available for working capital purposes of approximately $1.7 million. Since November 2001, the Company has moved quickly to reduce its fixed operating expenses and consolidate its operations into one location. During its first quarter ending March 31, 2002, the Company announced that, for the first time in its history, it was generating revenues and cash flows sufficient to cover current operating needs. However, as noted above, the Company continues to maintain a significant working capital deficit from its prior activities and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. See "Liquidity and Capital Resources." The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings.

         The Company is operating with a new management team and has undertaken a significant restructuring of its operations. As a direct result of these efforts, the Company generated positive earnings from operations and posted net income of approximately $884,000 for the quarter ended September 30, 2002, as compared to a net loss of approximately $6,115,000 in the comparable prior period. The Company is currently operating at profitable levels; however, there can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. If the Company is unable to achieve these results or otherwise cannot obtain additional financing on acceptable terms, it is likely that the Company would cease operations.

Results of Operations

         Revenues

         Revenues increased 3% from $3.4 million in the quarter ended September 30, 2001 to $3.5 million in the quarter ended September 30, 2002. This also represents a 35% increase from revenues of $2.6 million in the quarter ended June 30, 2002. For the nine-months ended September 30, 2002 revenues decreased 31% to $7.9 million from $11.5 million in the comparable prior period. The primary reason for the decrease in revenues from the prior period was the termination of the Company's publishing operations and the sale of its MLS operations between periods. Revenues recognized during the quarter ended September 30, 2002 were primarily composed of sales of the Company's software productivity tools for real estate agents, hosting fees associated with real estate agent web sites, and fees for customized software development, data aggregation, and hosting services for third-parties including the one-time recognition of $1.2 million associated with the delivery of one custom software project.

         Cost of Revenues

         Cost of revenues decreased from $794,000 in the quarter ended September 30, 2001 to $529,000 in the quarter ended September 30, 2002, and decreased from $8.9 million in the nine-months ended September 30, 2001 to $1.5 million in the nine-months ended September 30, 2002. The decrease is primarily a result of the elimination of the publication operations and the sale of its MLS operations between periods, which had a significantly higher cost of revenue, and the inclusion in cost of revenues in the prior period of amortization costs associated with certain purchased technology from prior business acquisitions.

         Operating Expenses and Write-Down of Assets

         Total operating expenses decreased from $8.1 million in the quarter ended September 30, 2001 to $2.3 million in the quarter ended September 30, 2002, and decreased from $42.9 million in the nine-months ended September 30, 2001 to $6.1 million in the nine-months ended September 30, 2002. As noted above, the Company eliminated its publication operations and sold its MLS operations between periods. Additionally, the Company undertook a significant restructuring and consolidation of its remaining business units in order to significantly reduce its operating expenses and achieve positive cash flows. The largest single component of operating expenses in both periods was compensation and related expenses. As a result of the above, compensation and related expenses included in operating expenses decreased from $1.9 million to $908,000 between quarterly periods, and decreased from $9.0 million in the nine-months ended September 30, 2001 to $2.7 million in the nine-months ended September 30, 2002. Depreciation and amortization expense included in operating expenses during the quarter ended September 30, 2002 was $289,000 compared to $913,000 in the prior period and decreased from $3.2 million to $860,000 between the nine-month periods, as the Company fully-depreciated or disposed of depreciable assets between periods.

         During the quarter ended September 30, 2001, the Company wrote down $843,000 of impaired long-lived assets. For the nine-months ended September 30, 2001 the Company wrote down a total of $20.1 million of impaired assets. The write-downs included an investment in a foreign affiliate, significant amounts of purchased intangible assets in connection with various acquisitions, and other investments. After careful assessment of various factors relating to these assets, including the Company's decision to discontinue its publishing operations and continued negative stock market conditions for emerging technology companies, management determined it was appropriate to write down the value of these assets. Accordingly, such assets were written down to estimated fair value based on estimated future undiscounted net cash flows in accordance with Statement of Financial Accounting Standards No. 121.

Liquidity and Capital Resources

         The Company has limited cash reserves, an accumulated deficit of $101.7 million, and a working capital deficit of $10.5 million at September 30, 2002. Because of the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing, the reports of the independent auditors on the consolidated financial statements for the six-months ended December 31, 2001, and for the year ended June 30, 2001, included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         At September 30, 2002, the Company's cash balance was $447,000 compared to $1,232,000 at December 31, 2001, a net decrease of $785,000. Cash and customer receivables, net of allowances for doubtful accounts, increased between periods, from $1,289,000 to $1,656,000 at September 30, 2002, an increase of $367,000. From inception and until only recently, the Company has experienced negative cash flows from operations. During the nine-months ended September 30, 2002, net cash used in operating activities was approximately $365,000 compared to net cash used in operating activities of $5,925,000 during the nine-months ended September 30, 2001. Adjustments to reconcile the net loss to net cash used in operations during the nine-months ended September 30, 2001 included a significant amount of non-cash expenses attributable to depreciation, amortization and write-down of assets in the prior period.

         Net cash used in investing activities during the nine-months ended September 30, 2002 was $115,000 for the purchase of computer hardware and equipment necessary to the Company's business. Subject to the sale of assets in the prior period, the net cash provided by investing activities during the nine-months ended September 30, 2001 was $340,000.

         Net cash used in financing activities during the nine-months ended September 30, 2002 was $305,000 and was attributable to debt repayments. During the nine-months ended September 30, 2001, a significant portion of the operations of the Company was funded through the issuance of equity securities. Accordingly, the net cash provided by financing activities during the nine-months ended September 30, 2001 was $5.3 million.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, intangible assets, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2001.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of September 30, 2002, the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company had no material investments as of September 30, 2002. Therefore, such investments are not subject to significant market risks.

ITEM 4.  CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Thomas Chaffee, the Company's Chief Executive Officer, and Steven
M. Crane, the Company's President and Chief Operating Officer, as of a date within 90 days of the filing date of this quarterly report, such officers have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         The Company has commitments to issue common stock as a result of the exercise of outstanding options and warrants and other agreements that are in excess of the Company's authorized number of shares of common stock, including a loan convertible into 30,000,000 shares of the Company's common stock or 25% of the Company's outstanding common stock on the date of exercise. The Company's Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Therefore, before it can issue common stock upon the exercise of options or warrants or in accordance with other obligations, the Company must increase the number of authorized shares of common stock. Any increase in the authorized capital requires an amendment to the Articles of Incorporation, which must be approved by the stockholders. In July 2002 the Company appointed three additional individuals to its board of directors for a total of four board members. Although it is within corporate guidelines to create permanent appointments, these appointments are considered temporary until ratified by the stockholders. Among other matters, the board is considering the earliest date feasible for a meeting of the stockholders at which the Company may seek approval to increase the authorized number of shares of common stock in an amount necessary to meet the existing obligations. If the Company does not timely receive approval of this increase, it may be forced to default on its obligations. Additionally, the Company relied heavily on the issuance of common stock in the past for funding of its operations. If it does not increase the number of shares available for issuance, the Company will not be able to issue stock to fund its business operations or otherwise raise capital until such an increase is approved and effected.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None. The Company did not issue any shares of its common stock during the quarter ended September 30, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended September 30, 2002, the Company was in default of one debt instrument for non-payment in accordance with the terms of the note. See "Note 4 - Equity Transactions."


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

         99.1(a) and 99.1(b)

                Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) Reports on Form 8-K

         The Company did not issue any Reports on Form 8-K during the quarter ending September 30, 2002.

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



 Dated:   November 18, 2002

                                  CERTIFICATION



 I, Thomas Chaffee, Chairman of the Board and Chief Executive Officer, certify that:

 1. I have reviewed this Quarterly Report on Form 10-Q of HomeSeekers.com, Incorporated;

 2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 18, 2002

 /s/ Thomas Chaffee
 --------------------------
 Thomas Chaffee
 Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION



 I, Steven M. Crane, President and Chief Operating Officer certify that:

 1. I have reviewed this Quarterly Report on Form 10-Q of HomeSeekers.com, Incorporated;

 2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

 3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

 4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

         c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

 5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

 6. The Registrant's other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: November 18, 2002

 /s/ Steven M. Crane
 -----------------------------
 Steven M. Crane
 President and Chief Operating Officer
 (Principal Financial and Chief Accounting Officer)