Form 10-K
period 2002-12-31
HOMESEEKERS COM INC
filed 2003-05-23
CIK 938578

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-K
(Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

         [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________to ____________


                         Commission file number 0-23835


                          HomeSeekers.com, Incorporated
             ------------------------------------------------------
             (Exact name of registrant as specified in its Charter)


                      Nevada                            87-0397464
         -------------------------------            -------------------
         (State or Other Jurisdiction of             (I.R.S. Employer
          Incorporation or Organization)            Identification No.)


         2800 Saturn Street, Suite 200, Brea, CA               92821
         ----------------------------------------            ----------
         (Address of Principal Executive Offices)            (Zip Code)


                                 (714) 927-2200
              ----------------------------------------------------
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes |X|    No | |

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. | |

         State the aggregate market value of the voting and non-voting equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $2,447,728 (based on the average bid and asked prices of the common stock on the Over-the-Counter Bulletin Board on March 20, 2003).

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of March 20, 2003: 48,954,561.

                      DOCUMENTS INCORPORATED BY REFERENCE:

         Proxy Statement (to be filed) accompanying the notice of annual meeting of HomeSeekers.com, Incorporated's stockholders (Part III hereof).


                                     PART I


Item 1.  Description Of Business.

General

         HomeSeekers.com, Incorporated (d/b/a Realigent, Inc.) is a provider of real estate information and technology targeted for use by real estate professionals, consumers and other parties who have an interest in the real estate industry. One of the Company's major objectives is to enable professionals, through the use of technology, to be better equipped to engage in real estate transactions with consumers, who, through the use of the Company's products and services, can be better educated and prepared for such transactions. Unless otherwise indicated in this Form 10-K, references to "the Company," "we" or "our" mean HomeSeekers.com, Incorporated.

         The products and services offered by the Company can generally be classified as technology services for real estate professionals, real estate professional productivity tools or other products and services. The Company has determined that during the year ended December 31, 2002, it operated in one business segment. Current products and services are described below under the heading "Products and Services."

         The Company is a Nevada corporation that is the successor to a Utah corporation originally organized in 1983. It has been engaged in the business of marketing technology-based products to real estate professionals since 1987. The Company operated as "NDS Software, Inc." prior to July 1998 when it changed its name to "HomeSeekers.com, Incorporated." In March, 2002 the Company began doing business as "Realigent, Inc." The Company's sole office is located at 2800 Saturn Street, Suite 200, Brea, California 92821, telephone (714) 927-2200.

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

         o In July 2000 - IRIS LLC, a provider of productivity software to real estate professionals including the Lightning Software Suite consisting of the Lightning MLS access connectivity products, Lightning Flyers and Lightning Comparative Market Analysis (CMA) Plus.

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

         Discontinued Businesses. Throughout the year ended December 31, 2001, the Company discontinued a number of its businesses including its publishing businesses whereby it published several magazines, principally in the Midwest, the Northwest and Florida, under the HomeSeekers.com brand. Such publishing businesses were acquired in May 1999 and February 2000.

Sales and Marketing

         The Company sells its products to the real estate industry through distributor networks, trade shows, direct sales and telemarketing efforts. In the case of Website sales, these efforts are targeted at real estate industry professionals interested in marketing their services through the Internet. Marketing efforts are targeted to real estate professionals, consumers and other real estate related service providers. The Company's sales force plays an important role in the development of the Company's marketing strategy.

Product Development

         The Company believes that it is critical to continually enhance the performance and features of its product offerings. The development organization focuses on developing products and services for consumers and real estate professionals aimed at differentiating us from our competitors. The Company seeks to enhance its market position by building proprietary systems and features, such as search engines for real estate listings and the technologies used to aggregate real estate content.

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

Employees

         As of March 20, 2003, the Company had a total of 70 employees. Of this total, 18 were in sales and marketing, 26 in product development and data aggregation, 17 in technical services and customer support, and 9 in finance and administration.

Fidelity Transactions

         On October 25, 2001, Fidelity National Financial, Inc. ("Fidelity") agreed to loan the Company up to $4,000,000, which was consummated on November 5, 2001. In return, Fidelity accepted (i) a convertible revolving promissory note (the "Note") and (ii) a stock purchase warrant (the "Warrant"). The aggregate potential equity represented in the Note and the Warrant is 25% of the Company's outstanding Common Stock. To the extent the Note is not converted to a number of shares of common Stock representing a 25% equity stake in the Company, the Warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of Common Stock. Both the Note and the Warrant were filed as exhibits to a Form 8-K filed on November 20, 2001.

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

         Short-term liabilities at December 31, 2002 include the $3,000,000 note payable to Fidelity, which matured on April 24, 2003. On April 25, 2003, the Company and Fidelity entered into a formal standstill agreement until June 30, 2003 to continue negotiations underway concerning the note. Unless payment is made in full, the terms of the note re-negotiated, or the note is satisfied by some other means, Fidelity may enter into foreclosure procedures on the note.

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

         As a result of the issuance to Fidelity of the Note and the Warrant, Fidelity has a currently exercisable right to purchase up to approximately 12,238,640 shares, or the equivalent of 25% of the outstanding shares of the Company's common stock, calculated by applying Fidelity's right to acquire 25% of the Company's outstanding shares to the total of 48,954,561 shares currently issued and outstanding. The actual number of shares issuable to Fidelity is likely to be greater than 12,238,640 because of the dilutive effect of exercising the Note and Warrant. Fidelity has the sole right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, the shares of the Company's Common Stock issuable upon the exercise of the Note and the Warrant.

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

         On December 3, 2001, the agreement was consummated and FNIS acquired substantially all of the assets, including corporate and trade names and goodwill associated with the business, of the Company's XMLSweb(tm) division (formerly Terradatum LLC and Information Management Company, LLC). The total consideration paid was $2,000,000, of which $500,000 was advanced in November and $1,275,000 was paid in December 2001. An additional amount of $225,000 was for withheld for unpaid licensing obligations of the Company


Item 2.  Description Of Property.

         The Company has no owned real property either for its own use or for investment purposes. The Company has one office facility in Brea, California consisting of approximately 20,000 square feet of leased space. In connection with the purchase of the Company's MLS operations, the original lease was assumed by FNIS and the Company is subleasing the premises under an agreement expiring on July 31, 2004 unless terminated earlier with sixty-days notice.


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

         The Company has commitments to issue common stock in the form of options, warrants and other agreements, that, if fulfilled, will cause the Company to exceed its authorized number of shares of common stock. The Company will require an amendment to its Articles of Incorporation increasing the number of authorized shares of common stock in an amount necessary to accommodate these agreements, options and warrant exercises. This amendment will require approval by the Company's stockholders in a Meeting of Stockholders for which the meeting date has not yet been established. The Company has also entered into business purchase agreements that include requirements to register the shares of the Company's common stock issued in connection with the purchase. The Company's ability to register these shares is in question subject to the approval of the increase in the authorized number of shares. Accordingly, the Company is currently in violation of these registration rights agreements.


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


Period                                                      High       Low

First Quarter (ended March 31, 2001)................       $0.66      $0.13
Second Quarter (ended June 30, 2001)................       $1.04      $0.13
Third Quarter (ended September 30, 2001)............       $0.69      $0.25
Fourth Quarter (ended December 31, 2001)............       $0.26      $0.03

First Quarter (ended March 31, 2002)................       $0.25      $0.05
Second Quarter (ended June 30, 2002)................       $0.14      $0.05
Third Quarter (ended September 30, 2002)............       $0.09      $0.04
Fourth Quarter (ended December 31, 2002)............       $0.08      $0.03


         As of December 31, 2002, there were approximately 570 holders of record and approximately 5,500 beneficial holders of the 48,954,561 shares of common stock that were issued and outstanding. The transfer agent for the shares is Atlas Stock Transfer Co., 5899 South State Street, Salt Lake City, Utah 84107, telephone (801) 266-7151.

         The Company has never paid cash dividends on its common stock and does not anticipate that any cash dividends will be paid in the foreseeable future. The future dividend policy will depend on the Company's operating results, capital requirements, expansion plans, financial condition and other relevant factors.

Item 6.  Selected Financial Data.

 ---------------------------------    ---------------------------------------       -----------------------------------
 (Amounts  in  thousands,  except        Year Ended         Six-months Ended                Year Ended June 30
 per share data)                      December 31, 2002     December 31, 2001         2001         2000         1999
 ---------------------------------    -----------------     -----------------       ---------    ---------    ---------
 Revenues                                       $10,020                $6,035         $17,392      $11,090       $3,419
 ---------------------------------    -----------------     -----------------       ---------    ---------    ---------
 Net income (loss)                                2,814               (11,966)        (51,627)     (25,034)      (4,842)
 ---------------------------------    -----------------     -----------------       ---------    ---------    ---------
 Basic and diluted  net income                    (0.25)
 (loss) per common share                           0.06                                 (1.66)       (1.47)       (0.53)
 ---------------------------------    -----------------     -----------------       ---------    ---------    ---------
 Total assets                                     1,439                 2,879           8,723       40,026       16,889
 ---------------------------------    -----------------     -----------------       ---------    ---------    ---------
 Long-term liabilities                              167                 2,982           1,758        1,015          383
 ---------------------------------    -----------------     -----------------       ---------    ---------    ---------
 Cash dividends declared                           None                  None            None         None         None
 ---------------------------------    -----------------     -----------------       ---------    ---------    ---------

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

Overview

         On February 13, 2002, the Company announced a change in its fiscal year end from June 30 to December 31. The change was effective for the six-month period ended December 31, 2001. Accordingly, the comparisons in this annual report will be for the twelve-month period ended December 31, 2002, the six-month period ended December 31, 2001 and the years ended June 30, 2001 and 2000.

         As discussed elsewhere in this Form 10-K, the Company has a history of recurring losses from operations and has an accumulated deficit of approximately $101.7 million at December 31, 2002. Similarly, the Company has a significant working capital deficit and limited cash reserves. Because of these factors, the reports of the independent auditors on the Company's consolidated financial statements for the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000 include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         The Company began operating with a new management team in October 2001, borrowing $3.0 million to pay off certain existing debt and for working capital needs. In December 2001 the Company sold its MLS operating division generating net cash available for working capital purposes of approximately $1.7 million. The Company immediately commenced a significant restructuring of its operations, reducing its fixed operating expenses, and consolidating its operations into one location. By the end of its first quarter ending March 2002, the Company announced that, for the first time in its history, it was generating revenues and cash flows sufficient to cover current operating needs. Subsequently, the Company announced operating profits and net income during each of its following three quarterly periods ending December 2002. For the year ended December 31, 2002 the Company announced that its Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") was in excess of $1.6 million or 16% of gross revenues and its net income, subject to gains recorded from the re-negotiation of certain of its legacy debt, was $3.1 million.

         Although the Company has recently experienced profitability for the first time in its history, there can be no assurances of continued profitability and the Company may record losses in the foreseeable future. The Company continues to maintain a significant working capital deficit from its prior operations and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. (See "Liquidity and Capital Resources.") The Company may consider obtaining additional debt or equity financing although the Company's significant working capital deficit and limitations attributable to its capital structure make it difficult to attract additional debt or equity capital. The Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings.

         There can be no assurances that the Company will be able to sustain profitable operations or that the Company can successfully continue with its plan to satisfy its trade creditors and debt holders. If the Company is unable to achieve these results or otherwise cannot obtain additional financing on acceptable terms, it is possible that the Company would cease operations or otherwise seek protection under Federal bankruptcy laws. (See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information.")

Results of Operations

         Business acquisitions and comparability

         The Company developed its family of products and services through a series of business acquisitions, asset purchases and strategic alliances. Many of these transactions were accomplished through the issuance of equity securities during the fiscal year ended June 30, 1999, continuing through fiscal 2000, and into the first quarter of the year ended June 30, 2001. During the year ended June 30, 2001, the Company expended efforts and financial resources to combine and restructure the operations of its business acquisitions and its ongoing businesses including the sale or closing of all publishing operations during the latter part of the year. During the six-months ended December 31, 2001, the Company sold its MLS operating division, and revenues and expenses recognized from that division do not extend across the entire six-month period. Accordingly, certain categories of revenue and expense are dissimilar between periods due to differing accounting systems between the entities acquired. The Company changed its fiscal year end from June 30 to December 31, filing a transitional report for the six-month period ended December 31, 2001. Accordingly, the operating results for the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000 are not comparable.

         Revenues

         For the year ended December 31, 2002, desktop software sales and related revenues were $3.6 million or 36.3% of total revenues. Website hosting revenues accounted for $2.5 million or 24.7% of total revenue. Programming and custom development revenues were $2.9 million or 28.7% of total revenues. Included in custom development revenues was the one-time recognition of $1.2 million associated with the delivery of one custom software project. Web portal advertising and other revenues were $1.0 million or 10.3% of total revenues.

         For the six-months ended December 31, 2001, software sales and license revenues (including $1.5 million in revenues attributable to the Company's discontinued MLS operations) were $3.2 million or 53.8% of total revenues. Website hosting revenues, programming, custom development, portal revenues, and other revenues were $2.8 million or 46.2% of total revenues.

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

         Cost of revenues

         Cost of revenues during the year ended December 31, 2002 totaling $1.8 million was primarily composed of salary costs incurred attributable for production and customer services, computer systems hosting costs, and third-party royalties. Cost of revenues totaling $2.0 million during the six-months ended December 31, 2001 was primarily composed of salary costs and royalties. The noticeable variance between periods is attributable to the lack of costs associated with the discontinued MLS operations and a significant decrease in personnel and related salary costs between periods.

         Cost of revenues decreased from $13.6 million during the year ended June 30, 2001 to $2.0 million during the six-months ended December 31, 2001 as the Company ceased or was unable to allocate financial resources to its sales efforts. Similarly, the Company discontinued its printing operations between periods which had a significantly higher cost of sale. Cost of revenues increased from $9.4 million in fiscal 2000 to $13.6 million in fiscal 2001, due primarily to the increase in business in fiscal 2001.

         Operating expenses

         Operating expenses recognized during the year ended December 31, 2002 totaled $7.7 million. Of this total, $1.1 million was recorded for depreciation and amortization expenses. General operating expenses totaled $6.7 million and included $4.4 million attributable to salary and compensation expenses, $750,000 for professional and consulting fees (including accounting and legal services), $683,000 for facilities and communications expenses, $244,000 for travel and lodging expenses, and $174,000 for insurance expenses.

         Operating expenses recognized during the six-months ended December 31, 2001 totaled $15.6 million. Of this total, $1.7 million was recorded for depreciation and amortization expenses. After careful assessment of various factors, management determined it was appropriate to write down the remaining value of its intangible assets. Accordingly, such assets were written down by a total of $1.0 million during the six-months ended December 31, 2001.

         General operating expenses incurred during the six-months ended December 31, 2001 totaled $12.9 million which included $5.2 million attributable to separation and settlement agreements with three of the Company's former officers and directors which were subsequently re-negotiated during the year ended December 31, 2002. (See "Other income (expense)" below). The remaining expenses included $4.3 million attributable to salary and compensation expenses, $1.2 million for facilities and communications expenses, $1.1 million for professional, consulting and outside service fees, $318,000 for advertising and marketing, and $246,000 for travel and lodging.

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

         For the years ended June 30, 2001 and 2000, compensation expense and related costs increased from $9.6 million in fiscal 2000 to $15.9 million in fiscal 2001, primarily because of the additional personnel associated with the acquisitions completed near the end of fiscal 2000 and during the first month of fiscal 2001. Employee headcount included in operating expenses was approximately 231 at the beginning of fiscal 2001. Restructuring efforts during 2001 and into 2002 included headcount reductions as facilities were closed and divisions combined. As a result of these efforts, employee headcount included in operating expenses was 82 as of March 20, 2002. In connection with these headcount reductions, significant severance and employee termination costs were incurred during fiscal 2001 and the Company recognized a non-cash expense of $2.3 million in the fourth quarter of fiscal 2001 due to the repricing of employee stock options.

         For the years ended June 30, 2001 and 2000, facilities expenses increased from $1.8 million in 2000 to $2.7 million in 2001 because of acquisitions between periods. Travel, trade shows and related expenses decreased from $4.1 million in 2000 to $1.6 million in 2001 and promotion and marketing expenses decreased from $2.9 million in 2000 to $2.1 million in 2001 primarily due to the limited operating funds available for these activities. For the six-months ended December 31, 2001, expenses attributable to these activities were less than $600,000.

         For the years ended June 30, 2001 and 2000, depreciation and amortization expense increased from $2.4 million in fiscal 2000 to $5.4 million in fiscal 2001 because of the property and equipment and purchased intangible assets acquired late in fiscal 2000 and early fiscal 2001. A substantial portion of the assets attributable to these acquisitions were disposed of or written down between periods.

         Other income (expense)

         Net other income at December 31, 2002 totaled $2.3 million. Included in this amount was $2.2 million recognized upon the re-negotiation of separation agreements with three of the Company's former officers, as well as $1.1 million recognized as gain from the extinguishment of debt (primarily from trade creditors) at less than face value. The Company is continuing with its attempts to re-negotiate its past due obligations under more favorable payment terms or otherwise at less than face value in full satisfaction of the claim. Interest expense of $1.3 million at December 31, 2002, $1.1 million during the six-months ended December 31, 2001 and $944,000 and $77,000 for the years ended June 30, 2001 and 2000 was attributable to notes payable with stated interest bearing rates, interest expense valuations associated with the issuance of warrants or amortization of debt discount during these periods.

Commitments

                                                                     Payments Due by Period
                                              -----------------------------------------------------------------------
                                                              Less than        1 to           4 to           After
                                                 Total        one year        3 years        5 years        5 years
                                              -----------    -----------    -----------    -----------    -----------
Long-term debt                                $ 3,615,654    $ 3,610,110    $     5,544    $         -    $         -

Employment Contract - Mr. Chaffee                 647,014        360,000        287,014              -              -

Employment Contract - Mr. Crane                   606,667        260,000        346,667              -              -

Other Employment Contracts - Non-Officers         444,542        212,542        232,000

Capital Lease Obligations                          72,956         68,743          4,213              -              -

Operating Lease                                   467,611        292,380        175,231              -              -
                                              -----------    -----------    -----------    -----------    -----------

Total Cash Commitments                        $ 5,854,444    $ 4,803,775    $ 1,050,669    $         -    $         -
                                              ===========    ===========    ===========    ===========    ===========

Liquidity and Capital Resources

         The Company has limited cash reserves and a working capital deficit of $11.7 million at December 31, 2002. Although the Company experienced profitability for the first time in its history, there can be no assurances of continued profitability and the Company may record losses in the foreseeable future. The Company has inadequate cash reserves to fully satisfy its trade debts, the majority of which are significantly past due. The Company is considering entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. Similarly, the Company is considering obtaining additional debt or equity financing. However, the Company's significant working capital deficit and the limitations attributable to its current capital structure make it exceedingly difficult, or in many cases impossible, to attract business partners, additional debt or equity capital.

         If additional funds can be raised through the issuance of equity or convertible securities, the percentage ownership of the current stockholders will be reduced and the new securities may have rights, preferences or privileges senior to those of the existing stockholders. It is also likely that the Company may be required to issue warrants for the purchase of common stock in any such financing, which may result in additional dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that, if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may not be able to meet its operating obligations and the Company may be forced to cease operations or otherwise seek protection under Federal bankruptcy laws. (See "Risk Factors and Cautionary Statement Regarding Forward-Looking Information.")

         The Company's note agreement with Fidelity contains conversion features that, if converted, would significantly reduce the percentage ownership of the current stockholders. Additionally, Fidelity has a currently exercisable right to purchase up to approximately 12,238,640 shares, or the equivalent of 25% of the outstanding shares of the Company's common stock, calculated by applying Fidelity's right to acquire 25% of the Company's outstanding shares to the total of 48,954,561 shares currently issued and outstanding. The actual number of shares issuable to Fidelity is likely to be greater than 12,238,640 because of the dilutive effect of exercising the Note and Warrant. Fidelity has the sole right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, the shares of the Company's Common Stock issuable upon the exercise of the Note and the Warrant.

         Although the Company significantly reduced its overall liabilities between periods, there can be no assurances that the Company can successfully continue its plan to satisfy its trade creditors and debt holders. If the Company is unable to achieve these results or otherwise cannot obtain additional financing on acceptable terms, it is possible that the Company would cease operations or otherwise seek protection under Federal bankruptcy laws. Accordingly, because of the Company's significant history of net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing or satisfy its existing trade creditors, the reports of the independent auditors on the consolidated financial statements contains an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This uncertainty is further discussed in
Note 1 of the notes to the consolidated financial statements.

         During the year ended December 31, 2002, the Company successfully reduced its total liabilities by $4.8 million or 27.6% while using $797,000 of its cash reserves from the prior period. Much of this reduction came as a result of re-negotiating past due sums or settling accounts payable obligations for less than face value. However, at the end of the period, current liabilities exceeded current assets by $11.7 million and total liabilities exceeded total assets by $11.5 million. Although the Company generated operating profits and net income for the first time in its history, the Company maintained an accumulated deficit of approximately $101.7 million at the end of the period. Included in current liabilities at December 31, 2002 are significant amounts of past due accounts payable and short-term debt from prior periods (the "legacy" debt) of which the Company is continuing in its attempts to settle in full or re-negotiate the payment terms with its creditors. The Company is currently in default under a $500,000 note payable to one of its former officers that became due in April 2001. Pursuant to the note, the Company is obligated to issue warrants to purchase 100,000 shares of common stock each week until all principal and interest is repaid. Short-term liabilities at December 31, 2002 also include the $3 million note payable to Fidelity, which matured on April 24, 2003. On April 25, 2003, the Company and Fidelity entered into a formal standstill agreement until June 30, 2003 to continue negotiations underway concerning the note. Unless payment is made in full, the terms of the note re-negotiated, or the note is satisfied by some other means, Fidelity may enter into foreclosure procedures on the note.

         The Company has a history of generating negative cash flows and, although it is generating positive cash flows sufficient to cover current operating expenses, the Company's settlements of legacy debt obligations caused it to record a net use of cash in operating activities during the year ended December 31, 2002 in the amount of $310,000. Net cash used for capital expenditures during 2002 was $134,000 and repayments of note payable obligations totaled $353,000. Net cash provided from investing activities during the six-months ended December 31, 2001 was $1.7 million of which virtually all of this was from the sales of the Company's MLS operation to FNIS. Net cash provided from investing activities during fiscal 2001 was $786,000, with $1.3 million provided by the sale of investments, $354,000 from the sale of intangible assets, $157,000 from payments on notes receivable, and $200,000 received from our foreign affiliate, net of $1.0 million used to acquire property and equipment and $212,000 used to acquire technology and other intangible assets.

         During the six-months ended December 31, 2001, the operations of the Company were partly funded through the issuance of equity securities and by increased accounts payable and accrued expenses. Subject to these activities, the net cash used in operating activities during the six-months ended December 31, 2001 was $3.7 million compared to $10.3 million in fiscal 2001 and $12.5 million in fiscal 2000. As shown in the statements of cash flows for the six-months ended December 31, 2001 and for the year ended June 30, 2001, a significant portion of the operating expenses were non-cash, including write down of assets, compensation expense from option repricings and common stock and warrants issued for services and interest. On October 25, 2001 the Company entered into a loan agreement with Fidelity securing $3 million in net proceeds. The loan enabled the Company to pay off certain existing debt so as to release lenders' liens on certain assets being purchased by FNIS and provided the Company with a limited amount of working capital that was quickly absorbed in operations. Subject to these transactions, net cash provided by financing activities was $1.8 million during the six-months ended December 31, 2001.
Simultaneous with the execution of the note, the Company entered into an agreement with FNIS whereby FNIS would acquire certain assets of the Company representing its MLS operations for a total purchase price of $2 million. The purchase was consummated on December 3, 2001 generating net cash available for working capital purposes of approximately $1.7 million (see above). Operations were partially funded in fiscal 2001 from the net proceeds of $7.5 million from the sale of common stock and warrants and the exercise of options and warrants and from proceeds of debt of approximately $2.0 million. The Company repaid debt of $569,000 during fiscal 2001, much of which was assumed from business acquisitions.

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

The reports of our independent auditors express substantial doubt about the Company's ability to continue as a going concern, and indicates the Company may have to consider curtailing or ceasing operations, including the possibility of filing bankruptcy.

         The Company has limited cash reserves and a working capital deficit of $11.7 million at December 31, 2002. Although the Company experienced profitability for the first time in its history, there can be no assurances of continued profitability and the Company may record losses in the foreseeable future. The Company has inadequate cash reserves to fully satisfy its trade debts, the majority of which are significantly past due. The Company is considering entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. Similarly, the Company is considering obtaining additional debt or equity financing. However, the Company's significant working capital deficit and the limitations attributable to its current capital structure make it exceedingly difficult, or in many cases impossible, to attract business partners, additional debt or equity capital.

         Accordingly, because of the Company's history of net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing, the reports of the independent auditors on the consolidated financial statements contain an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. This uncertainty is further discussed in Note 1 of the notes to the consolidated financial statements.

The Company may not be able to obtain additional financing for its current and future operating and capital needs.

         Historic operations have consumed substantial amounts of capital. The business is capital intensive, particularly with respect to product development costs associated with the design and creation of software and web based products. Public or private financing may not be available when needed or may not be available on terms favorable or acceptable to us, if at all. If the Company is unable to obtain financing in the near future, or it is not available on acceptable terms, it will be severely limited in its ability to implement any operating plans for the growth of the Company. In fact, should the Company be unable to obtain financing, it may not be able to meet necessary operating obligations and it is possible that it may cease operations.

The stockholders have experienced and may continue to experience significant dilution.

         In order to fund its operations, the Company issued a substantial number of equity securities. Coupled with a decreasing stock price, these issuances had a substantial dilutive effect on the stockholders. Any future issuances would continue to reduce the percentage ownership of the stockholders and the stockholders will experience material dilution.

         Sales of a substantial number of shares of common stock into the public market, or the perception that those sales could occur, could adversely affect the Company's stock price or could impair its ability to obtain capital through an offering of equity securities. The Company has experienced a significant decline in its stock price. Accordingly, any issuances of equity securities necessary for the Company to fund its business would result in even greater dilution to our stockholders.

The number of authorized shares of common stock is not sufficient to meet outstanding obligations to issue common stock and does not permit the Company to raise additional capital through the issuance of common stock.

         As of March 20, 2003 the Company had 48,954,561 shares of common stock outstanding. In addition, as of that date there were options to purchase 2,538,582 shares of common stock and warrants to purchase 36,761,096 shares of common stock outstanding. Similarly, in connection with the note from Fidelity, Fidelity has a currently exercisable right to purchase up to approximately 12,238,640 shares, or the equivalent of 25% of the outstanding shares of the Company's common stock, calculated by applying Fidelity's right to acquire 25% of the Company's outstanding shares to the total of 48,954,561shares of common stock issued and outstanding. The actual number of shares issuable to Fidelity is likely to be greater than 12,238,640 because of the dilutive effect of exercising the Note and Warrant. The Company also has a number of other commitments to issue common stock and securities convertible into common stock in the future. The Company's Articles of Incorporation currently authorize the issuance of 50,000,000 shares of common stock. Therefore, before it can issue common stock upon the exercise of options or warrants or in accordance with other obligations, the Company must increase the number of authorized shares of common stock.

         Any increase in the authorized capital requires an amendment to the Articles of Incorporation, which must be approved by the stockholders. The Company anticipates it will seek approval to increase the authorized number of shares of common stock in a Meeting of Stockholders for which the meeting date has not yet been established. If the Company does not receive approval of this increase, it will be forced to default on its obligations. Similarly, the Company relied heavily on the issuance of common stock in the past for funding of its operations. If it does not increase the number of shares available for issuance, the Company will not be able to issue stock for the purpose of funding its current operation or for raising additional capital necessary for the growth of the Company.

The Company has only recently achieved profitability and may record losses in the foreseeable future.

         The Company recorded net income of $2.8 million for the year ended December 31, 2002 whereas the net loss for the six-months ended December 31, 2001 was $12.0 million. The Company had an accumulated deficit as of December 31, 2002 of $101.7 million. Although it has significantly reduced its fixed operating expenses, the Company may record net losses in the future due to unexpected shortfalls in sales activity. By necessity, future expenses will include additional product development expenses, sales and marketing costs, general and administrative expenses. The Company may incur additional acquisition costs and additional restructuring costs. There can be no assurance that the Company will maintain sufficient revenues to offset anticipated operating and acquisition costs. The Company may not achieve sustained profitability. If it fails to sustain or increase profitability, its business, operating results and financial condition will be materially harmed and the Company could be forced to cease operations.

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

         The Company must attract and retain personnel while competition for personnel in the industry is intense. Given the Company's financial condition, it may be unable to retain its key employees or to attract, assimilate or retain other highly qualified employees. If we do not increase the number of authorized and issuable shares to accommodate employee incentive stock options, we may have significant difficulty in attracting and retaining highly qualified employees and executive officers. We have from time to time in the past experienced, and we expect in the future to again experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications as a result of growth and expansion. Attracting and retaining qualified personnel with experience in the real estate industry, a complex industry that requires a unique knowledgebase, is an additional challenge for us. If we do not succeed in retaining and motivating our current personnel, our business, financial condition and results of operations will be adversely affected.

The Company may not be able to adapt to evolving technologies and customer demands, which could cause our business to suffer.

         The Company maintains and operates complex network data and hosting systems, which the Company believes are technologically superior to its competition. The Company must continually upgrade and enhance these systems while continuing to develop its real estate portal content and desktop product and service offerings. To remain competitive, the Company must expend necessary capital on development efforts, which may require us to develop internally or to license increasingly complex technologies. In addition, many companies are continually introducing new Internet-related products, services and technologies, which will require us to update or modify our technology. Developing and integrating new products, services or technologies into our business could be expensive and time consuming. Any new features, functions or services so developed may not achieve market acceptance or enhance our brand loyalty. If we fail to develop and introduce or acquire new features, functions or services effectively and on a timely basis, we may not continue to attract new customers and may be unable to retain our existing users. Furthermore, we may not succeed in incorporating new technologies into our products and services even though, in order to do so, we may incur substantial expenses.

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

         The Company's inability to successfully address these risks adversely affected its business, financial condition and results of operations. Up until December 31, 2001, the Company incurred significant expenses relating to the discontinuance of various operations, the impairment and write-down of intangible assets, and the restructuring and consolidation of other operating divisions.

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

Critical accounting policies and estimates.

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Continually, management evaluates its estimates and judgments, including those related to bad debt reserves, revenue recognition including deferred revenue, liabilities related to warrants, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions; however, management believes that the estimates, including those for the above-described items, are reasonable.


Item 7A. Quantitative and Qualitative Disclosure About Market Risk

         As of December 31, 2002 the Company was not a party to any significant financing arrangements that are subject to significant interest rate risk. In addition, the Company had no material investments as of December 31, 2002, and therefore was not subject to significant market risks.


Item 8.  Financial Statements and Supplementary Data.

         The financial statements required by this Form 10-K appear herein commencing on page F-1.


Item 9.  Changes In  And   Disagreements  With  Accountants  On  Accounting  And
         Financial Disclosures.

         (a) Previous independent auditors

                (1) On November 12, 2002, Corbin & Wertz were dismissed as independent accountants for HomeSeekers.com, Incorporated.

                (2) The report of Corbin & Wertz for the six-month period ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to audit scope or accounting principle. However, the report contained a paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern. Corbin & Wertz did not serve as independent accountants for the Registrant during any prior periods.

                (3) The decision to change accountants was approved by the Registrant's board of directors.

                (4) In connection with its audit for the six-month period ended December 31, 2001 and through November 12, 2002 there had been no disagreements with Corbin & Wertz on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements if not resolved to the satisfaction of Corbin & Wertz, would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

                (5) On October 16, 2001, Ernst & Young LLP resigned as independent accountants for HomeSeekers.com, Incorporated.

                (6) The reports of Ernst & Young LLP for both the fiscal year ended June 30, 2000 and 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to audit scope or accounting principle. However, both reports contained a paragraph expressing substantial doubt about the Registrant's ability to continue as a going concern.

                (7) In connection with its audits for the two most recent fiscal years and through October 16, 2001 there have been no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope and procedure, which disagreements if not resolved to the satisfaction of Ernst & Young LLP, would have caused them to make reference thereto in their report on the consolidated financial statements for such years.

                (8) Ernst & Young LLP furnished us with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter was filed as Exhibit 16.2 to a Form 8-K filed on October 24, 2001.

         (b) New independent auditors

                (1) The Company engaged Stonefield Josephson, Inc. as its new independent accountants as of November 15, 2002. During the two most recent years and through November 15, 2002, the Registrant has not consulted with Stonefield Josephson, Inc. on items regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion which might be rendered on the Registrant's consolidated financial statements.

                (2) The Company requested that Corbin & Wertz furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter was filed as Exhibit 16.3 to Form 8-K dated November 18, 2002.


                                    PART III


Item 10.  Directors and Executive Officers, Promoters and Control Persons.

         The following sets forth information concerning the directors and executive officers of the Company:

 Name                                   Age     Position Held
 ----                                   ---     -------------
 Thomas A. Chaffee, Jr................   38     Chairman of the Board and Chief
                                                Executive Officer
 Steven M. Crane......................   47     President, Chief Operating
                                                Officer, and Director
 James Sherry.........................   60     Director
 Fred R. Deluca.......................   52     Director

         The Company's directors will serve in such capacity until the next meeting of the stockholders of the Company. The officers serve at the discretion of the Company's directors.

         Thomas Chaffee was appointed to the Board of Directors in June 2001 and has served as the Company's Chairman of the Board and Chief Executive Officer since October 2001. Mr. Chaffee is the founder and Chief Executive Officer of Chaffee Interactive, Inc., a fully-integrated Internet professional services company. Since 1988, he and his company have served as advisers and consultants to large and middle market organizations seeking to maximize resources by creating quantifiable results in the Internet space. He also is a highly requested speaker and industry expert on e-commerce, focusing on the fragmented real estate industry and its need for change.

         Steven Crane was appointed to the Board of Directors in July 2002 and has served as the Company's President and Chief Operating Officer since December 2001. Since May 2000 Mr. Crane has been a Partner with Tatum CFO Partners, LLP, a professional provider of financial and information technology services. For six years prior to this, Mr. Crane was the President of Adler Communications Group, a marketing and sales support service provider specializing in technology products and businesses. Prior to this, Mr. Crane was the President, Chief Operating Officer, and Director for RGB Computer & Video, Inc. (NASDAQ) a provider of personal computer-based video editing systems. Mr. Crane also served as the Senior Vice President - Finance and Administration, and Chief Financial Officer for CompuTrac, Inc (AMEX), a provider of integrated turnkey computer systems designed specifically for the legal marketplace. Mr. Crane began his career in 1979 with Price Waterhouse, an international public accounting firm.

         James Sherry was appointed to the Board of Directors in July 2002. For the past four and one-half years, Mr. Sherry has lead Innovative Solutions, Inc., a consulting firm providing the real estate industry expert assistance in navigating the changing business environment. For three years prior to joining Innovative Solutions, Inc., he was President and Chief Executive Officer of Interealty, the nation's largest MLS services vendor. He has been active in the real estate industry and an industry consultant for over twenty years.

         Fred Deluca was appointed to the Board of Directors in July 2002. Since December 2000 Mr. Deluca has been the Chairman of Aristotle Broadcasting Networks, a multimedia communications corporation. From 1982 and continuing to this day, Mr. Deluca has served in various capacities with the American Institute of Architects, including its Chief Financial, Chief Operating, and Chief Executive Officer. Prior to this, Mr. Deluca served in a financial management capacity with both the American Petroleum Institute and the American Association of Retired Persons.

         Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act"), requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of the Company's outstanding Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and report changes in ownership of Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all such reports they file.

         To the Company's knowledge, based solely on a review of the copies of reports furnished to the Company, all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent (10%) beneficial owners have been complied with.


Item 11.  Executive Compensation

         The following table sets forth, for the six-months ended December 31, 2001 and the twelve-months ended December 31, 2002 the aggregate compensation awarded to, earned by, or paid to Mr. Chaffee, the Company's Chief Executive Officer and Mr. Crane, the Company's President and Chief Operating Officer. The Company did not grant any bonus, restricted stock awards or stock appreciation rights nor make any long-term incentive plan payouts or payments of other compensation to any of the Named Executive Officers during these periods.

                                                               Salary
Name and Principal Position            Period              Compensation (1)
---------------------------      -------------------       ----------------
                                 Six-months ended
Thomas A. Chaffee, Jr.           December 31, 2001           $   40,000
Chief Executive Officer          Twelve-months ended
                                 December 31, 2002           $  360,000

                                 Six-months ended
Steven M. Crane                  December 31, 2001           $   73,846
President, Chief Operating       Twelve-months ended
Officer                          December 31, 2002           $  235,529


(1) Although earned and accrued, none of Mr. Chaffee's salary compensation has been paid to-date.

Compensation of Directors

         The Company reimburses all members of the Board of Directors for their expenses incurred in connection with their activities as Directors of the Company.

Employment Contracts and Termination of Employment and Change in Control Arrangements

         Thomas Chaffee is employed by the Company as its Chairman and Chief Executive Officer pursuant to an employment agreement with a term of three years dated October 18, 2001. Under the terms of the agreement, Mr. Chaffee is entitled to a base salary of $360,000 per annum, an annual incentive compensation bonus based upon established performance and goals, and the reimbursement of expenses incurred in connection with his employment by the Company. Mr. Chaffee is eligible to participate in any employment benefit plans established by the Company. Mr. Chaffee is indemnified by the Company against actions or proceedings resulting from his capacity as an officer and director of the Company and, upon termination, including termination attributable to a "Change in Control" as set forth in federal securities law, Mr. Chaffee is entitled to receive severance compensation equivalent to twelve-months of his base salary.

         Steven Crane is employed by the Company as its President and Chief Operating Officer pursuant to an employment agreement with a term of three years dated May 1, 2002. Under the terms of the agreement, Mr. Crane is entitled to a base salary of $260,000 per annum, an annual incentive compensation bonus based upon established performance and goals, and the reimbursement of expenses incurred in connection with his employment by the Company. Mr. Crane is eligible to participate in any employment benefit plans established by the Company. Mr. Crane is indemnified by the Company against actions or proceedings resulting from his capacity as an officer and director of the Company and, upon termination, including termination attributable to a "Change in Control" as set forth in federal securities law, Mr. Crane is entitled to receive severance compensation equivalent to twelve-months of his base salary.

Compensation Committee Interlocks and Insider Participation

         James Sherry and Fred Deluca serve as the Compensation Committee for the Company. Neither individual is an officer of the Company

Board Compensation Committee Report on Executive Compensation

         The Compensation Committee of the Board of Directors (the "Committee") is responsible for establishing and administering the policies for the Company's compensation programs and for approving the compensation levels of the executive officers of the Company, including its Chief Executive Officer. In making its determination, the Committee considers various factors, including the base compensation levels offered by competing companies and the need to attract and retain the qualified individuals necessary to manage the Company's operations and the difficulties incurred due to the distressed financial condition of the Company.

Performance Graph

         The following graph sets forth the cumulative total shareholder return on the Company's Common Stock over the last six calendar years, as compared to the total returns of the Nasdaq Composite Index and a group of peer companies (the "Peer Group"). The graph assumes $100 was invested on December 31, 1997.

         The Peer Group includes the Company, Fidelity National Information Solutions Inc., and Homestore, Inc. The Peer Group consists of companies that are engaged in providing technology products and services in the residential real estate industry.

Assumes $100 Invested on December 31, 1997

                          12/97    12/98     12/99    12/00    12/01    12/02
                          ------   ------   -------   ------   ------   ------
Homeseekers.com, Inc.     100.00   233.18    604.61    24.42     2.76     2.30
SIC Code Index            100.00   205.78   1007.26   230.19   148.53   194.50
Nasdaq Composite Index    100.00   139.63    259.13   157.32   124.44    85.05


Item 12.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth, as of March 20, 2003, the number of shares of Common Stock of the Company which were owned beneficially by (i) each person who is known by the Company to own beneficially more than 5% of its Common Stock, (ii) each director and nominee for director, (iii) the executive officers of the Company, and (iv) all directors and officers as a group. Unless otherwise indicated, the address of each beneficial owner is 2800 Saturn, Suite 200, Brea, California 92821.

 Name and Address                       Amount and Nature of            Percentage of
 Of Beneficial Owner                    Beneficial Ownership (1) (2)    Shares Owned (1)
 -------------------                    ----------------------------    ----------------
 Thomas A. Chaffee, Jr.                               0  (3)                 *
 Steven M. Crane                                825,000  (4)                 1.66%
 James Sherry                                         0                      *
 Fred R. Deluca                                 400,000                      *
 All directors and executive officers        1,225,0000                      2.4%
 as a group (4 persons)
 --------------------------
 * Indicates less than 1% of outstanding shares owned.

(1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from March 20, 2003 upon exercise of options, warrants and convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and that are exercisable within 60 days from March 20, 2003 have been exercised.

(2) Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(3) Does not include options to purchase 6,000,000 shares of the Company's Common Stock at an exercise price of $.03 per share pursuant to Mr. Chaffee's employment agreement for which the grant is subject to an increase in the authorized number of common shares issuable by the Company which must be approved by the Company's stockholders.

(4) Does not include options to purchase 3,600,000 shares of the Company's Common Stock at an exercise price of $.09 per share pursuant to Mr. Crane's employment agreement for which the grant is subject to an increase in the authorized number of common shares issuable by the Company, which must be approved by the Company's stockholders.


Item 13.  Certain Relationships and Related Party Transactions

         Due to its inability to establish credit, the Company subleases its computer-hosting site in Burbank, California through Chaffee Interactive, a company wholly owned by Thomas Chaffee, the Company's Chairman and Chief Executive Officer for $30,000 on a month-to-month basis. Similarly, the Company contracts with Chaffee Interactive for web site design and marketing services for which the Company does not have available in-house expertise. The total lease expense and cost of design services recognized during the year ended December 31, 2002 attributable to this arrangement was $362,879 of which $133,380 was unpaid and was included in accounts payable at the end of the year.

                                     PART IV


Item 14.  Controls and Procedures

         Based on the evaluation of the Company's disclosure controls and procedures by Thomas Chaffee, the Company's Chief Executive Officer, and Steven
M. Crane, the Company's President and Chief Financial Officer, as of a date within 90 days of the filing date of this report, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) (1) and (2) All required financial statements and financial statement schedules appear herein commencing on page F-1.

                (3) See Exhibit Index following  the signature page of this Form
                    10-K.

         (b)    Reports on Form 8-K:

                The Company filed a Current Report on Form 8-K on November 18, 2002 reporting a change in its certifying accountants effective November 12, 2002.

                          HOMESEEKERS.COM, INCORPORATED
                        CONSOLIDATED FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



Report of Stonefield Josephson, Independent Auditors ....................   F-1
Report of Corbin & Wertz, Independent Auditors ..........................   F-2
Report of Ernst & Young LLP, Independent Auditors .......................   F-3
Consolidated Balance Sheets at December 31, 2002 and 2001 ...............   F-4
Consolidated Statements of Operations for the Year Ended
   December 31, 2002, the Six-months Ended December 31, 2001
   and for the Years Ended June 30, 2001 and 2000 .......................   F-5
Consolidated Statements of Stockholders' Equity (Deficit) for
   the Year Ended December 31, 2002, the Six-months Ended
   December 31, 2001, and for the Years Ended June 30, 2001 and 2000 ....   F-6
Consolidated Statements of Cash Flows for the Year Ended December
   31, 2002, the Six-months Ended December 31, 2001 and for the
   Years Ended June 30, 2001 and 2000 ...................................   F-8
Notes to Consolidated Financial Statements ..............................  F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of HomeSeekers.com, Incorporated

We have audited the accompanying balance sheet of HomeSeekers.com, Incorporated (hereinafter referred to as the "Company") as of December 31, 2002, and the related statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has significant negative cash flows from operations for the year ended December 31, 2002, and has working capital deficit of $10,358,000 and accumulated deficit of $101,739,000 at December 31, 2002. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's current plans and actions in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II in Item 14 listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                      STONEFIELD JOSEPHSON, INC.

Irvine, California
April 25, 2003

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of HomeSeekers.com, Incorporated

We have audited the accompanying consolidated balance sheet of HomeSeekers.com, Incorporated (hereinafter referred to as the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the six-month period then ended. In connection with our audit, we have also audited the related consolidated financial statement schedule for the six-month period ended December 31, 2001. These consolidated financial statements and the consolidated financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and the related consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows for the six-month period then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred significant operating losses, has significant negative cash flows from operations for the six-month period ended December 31, 2001, and has a working capital deficit of $12,935,000 and an accumulated deficit of $104,553,000 at December 31, 2001. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's current plans and actions in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amounts and classification of liabilities that might result should the Company be unable to continue as a going concern.


                                                                  CORBIN & WERTZ

Irvine, California
March 20, 2002

                Report of Ernst & Young LLP, Independent Auditors


To the Board of Directors and Stockholders
HomeSeekers.com, Incorporated


We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended June 30, 2001 and 2000. Our audit also included the financial statement schedule listed in the Index at Item 15. (a) (2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated results of its operations and its cash flows for the years ended June 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents faily in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming HomeSeekers.com, Incorporated will continue as a going concern. As discussed in
Note 1, the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to the Company's ability to secure additional financing raise substantial doubt about the Company's ability to continue as a going concern and indicates the Company may have to consider curtailing or ceasing operations, including the possibility of filing bankruptcy. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                                                               ERNST & YOUNG LLP

Reno, Nevada
September 19, 2001

                          HOMESEEKERS.COM, INCORPORATED
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2002 AND 2001
             (Amounts in thousands, except share and per share data)

                                                                   December 31,     December 31,
                                                                       2002             2001
                                                                   ------------     ------------
                                    ASSETS
 Current assets
   Cash and cash equivalents                                       $        435     $      1,232
   Accounts receivable, net of allowance for doubtful
    accounts of $40 and $190, respectively                                  516               57
   Accounts and notes receivable, related parties                          --                 92
   Other assets                                                              85               86
                                                                   ------------     ------------
      Total current assets                                                1,036            1,467

Investments, net                                                           --                 20
Property and equipment, net                                                 396            1,337
Purchased intangible assets, net                                           --                  5
Other assets                                                                  7               50
                                                                   ------------     ------------
                                                                   $      1,439     $      2,879
                                                                   ============     ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
   Accounts payable                                                $      2,935     $      3,945
   Accrued payroll and other liabilities                                  2,294            4,704
   Liability under purchase agreement                                       500              500
   Accrued liabilites related to warrants                                 1,555            1,485
   Long-term obligations, current portion, net of unamortized
   discount of $165 and $0, respectively                                  3,610            1,046
   Deferred revenue, current portion                                      1,849            2,722
                                                                   ------------     ------------
      Total current liabilities                                          12,743           14,402
Long-term liabilities
   Long-term obligations, net of unamortized discount
   of $0 and $689, respectively                                               6            2,399
   Deferred revenue                                                         161              583
                                                                   ------------     ------------
      Total long-term liabilities                                           167            2,982

Stockholders' equity (deficit)
   Common stock, $.001 par; 50,000,000 shares authorized;
      48,954,561 shares issued and outstanding                               49               49
   Additional paid-in capital                                            90,419           90,179
   Accumulated other comprehensive loss                                    (200)            (180)
   Accumulated deficit                                                 (101,739)        (104,553)
                                                                   ------------     ------------
      Total stockholders' equity (deficit)                              (11,471)         (14,505)
                                                                   ------------     ------------
                                                                   $      1,439     $      2,879
                                                                   ============     ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements


                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED STATEMENTS OF OPERATIONS
    FOR THE YEAR ENDED DECEMBER 31, 2002, SIX-MONTHS ENDED DECEMBER 31, 2001
                     AND YEARS ENDED JUNE 30, 2001 AND 2000
                  (Amounts in thousands, except per share data)

                                              December 31,     December 31,       June 30,         June 30,
                                                  2002             2001             2001             2000
                                              ------------     ------------     ------------     ------------
Revenue, net                                  $     10,020     $      6,035     $     17,392     $     11,090
Cost of revenue                                      1,755            1,976           13,559            9,404
                                              ------------     ------------     ------------     ------------

   Gross profit                                      8,265            4,059            3,833            1,686
                                              ------------     ------------     ------------     ------------
Operating expenses
   Operating expenses                                6,653           12,905           27,520           22,002
   Depreciation and amortization                     1,075            1,658            5,442            2,403
   Impairment of intangible assets                       5            1,034           20,130            2,793
                                              ------------     ------------     ------------     ------------

                                                     7,733           15,597           53,092           27,198
                                              ------------     ------------     ------------     ------------

Income (loss) from operations                          532          (11,538)         (49,259)         (25,512)

Other income (expense)
   Interest expense                                 (1,286)          (1,127)            (944)             (77)
   Interest income                                       7                3               74              290
   Debt forgiveness income                           1,101             --               --               --
   Gain on reduction in fair value of
     warrant liabilities                               279               98             --               --
   Renegotiation of separation agreements            2,227             --               --               --
   Other, net                                          (46)             598           (1,498)             265
                                              ------------     ------------     ------------     ------------

                                                     2,282             (428)          (2,368)             478
                                              ------------     ------------     ------------     ------------

Net Income (loss)                                    2,814          (11,966)         (51,627)         (25,034)
Other comprehensive income (loss)                      (20)             (10)             483             (653)
                                              ------------     ------------     ------------     ------------

Total comprehensive income (loss)             $      2,794     $    (11,976)    $    (51,144)    $    (25,687)
                                              ============     ============     ============     ============

Net income (loss) per common share
    Basic                                     $       0.06     $      (0.25)    $      (1.66)    $      (1.47)
                                              ============     ============     ============     ============
    Diluted                                   $       0.06     $      (0.25)    $      (1.66)    $      (1.47)
                                              ============     ============     ============     ============
Weighted average shares outstanding
    Basic                                       48,954,561       48,622,383       31,145,564       17,031,852
                                              ============     ============     ============     ============
    Diluted                                     49,094,561       48,622,383       31,145,564       17,031,852
                                              ============     ============     ============     ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          HOMESEEKERS.COM, INCORPORATED
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
    FOR THE YEAR ENDED DECEMBER 31, 2002, SIX-MONTHS ENDED DECEMBER 31, 2001
                     AND YEARS ENDED JUNE 30, 2001 AND 2000
                    (Amounts in thousands, except share data)

                                                                                    Accumulated
                                                                                       Other                    Note       Stock-
                                                             Additional   Invest-     Compre-                Receivable   holders'
                                          Common Stock        Paid in       ment      hensive   Accumulated     from       Equity
                                       Shares      Amount     Capital      in LLC       Loss      Deficit      Officer   (Deficit)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance at June 30, 1999          14,946,283  $       15  $   29,051  $     (450) $     --    $  (15,926) $     --    $   12,690

Securities acquired in settlement
   of investment in LLC                    --          --           793         450        --          --          --         1,243
Shares issued for services              277,969        --         3,282        --          --          --          --         3,282
Warrants issued for services               --          --           463        --          --          --          --           463
Exercises of stock options              677,497        --         1,495        --          --          --          --         1,495
Exercises of of warrants              1,026,039           1       3,033        --          --          --          --         3,034
Shares issued for cash                  917,407           1       5,436        --          --          --          --         5,437
Shares issued for asset and
   investment purchases                 341,077        --         3,838        --          --          --          --         3,838
Compensation charge for option
   exercise                                --          --           156        --          --          --          --           156
Shares issued in business
   acquisitions                       1,608,188           2      16,846        --          --          --          --        16,848
Shares and warrants issued for
   investment in foreign affiliate    1,638,750           2       7,720        --          --          --          --         7,722
Issuanace of note receivable to
   officer for option exercise             --          --          --          --          --          --          (320)       (320)
Net loss                                   --          --          --          --          --       (25,034)       --       (25,034)
Net unrealized loss on investments         --          --          --          --          (653)       --          --          (653)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

   Balance at June 30, 2000          21,433,210  $       21  $   72,113  $     --    $     (653) $  (40,960) $     (320) $   30,201

Shares issued for services            2,977,960           3         838        --          --          --          --           841
Shares issued for interest
   expense                               75,000        --            38        --          --          --          --            38
Warrants issued for services               --          --           563        --          --          --          --           563
Warrants issued for interest
   expense                                 --          --           765        --          --          --          --           765
Exercises of stock options                3,334        --             2        --          --          --          --             2
Compensation expense from
   option repricings                       --          --         2,270        --          --          --          --         2,270
Exercises of warrants                   200,000           1          37        --          --          --          --            38
Shares issued for cash               14,378,746          14       7,466        --          --          --          --         7,480
Shares issued in payment of
   liabilities                        1,417,196           1       1,032        --          --          --          --         1,033
Shares issued in business
   acquisitions                       6,606,151           7       2,178        --          --          --          --         2,185
Reduction of note receivable
   from officer                            --          --          --          --          --          --           312         312
Net loss                                   --          --          --          --          --       (51,627)       --       (51,627)
Net unrealized gain on investments         --          --          --          --           483        --          --           483
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

   Balance at June 30, 2001          47,091,597  $       47  $   87,302  $     --    $     (170) $  (92,587) $       (8) $   (5,416)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

                 The accompanying notes are an integral part of
                    these consolidated financial statements


                          HOMESEEKERS.COM, INCORPORATED
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED
    FOR THE YEAR ENDED DECEMBER 31, 2002, SIX-MONTHS ENDED DECEMBER 31, 2001
                     AND YEARS ENDED JUNE 30, 2001 AND 2000
                    (Amounts in thousands, except share data)


                                                                                    Accumulated
                                                                                       Other                     Note      Stock-
                                                             Additional   Invest-     Compre-                 Receivable  holders'
                                          Common Stock        Paid in       ment      hensive   Accumulated     from       Equity
                                       Shares      Amount     Capital      in LLC       Loss      Deficit      Officer   (Deficit)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
   Balance at June 30, 2001          47,091,597  $       47  $   87,302  $    --     $     (170) $  (92,587) $       (8) $   (5,416)

Shares issued for notes receivable    1,020,834           1         499       --           --          --          --           500
Exercises of stock options               54,000        --            10       --           --          --          --            10
Shares issued for separation
   agreements                           788,130           1         403       --           --          --          --           404
Warrants issued for services               --          --            44       --           --          --          --            44
Warrants issued for interest expense       --          --         1,659       --           --          --          --         1,659
Warrants issued under separation
   and settlement agreements               --          --         1,845       --           --          --          --         1,845
Reclassification to warrant
   liabilities                             --          --        (1,583)      --           --          --          --        (1,583)
Reduction of note receivable from
   officer                                 --          --          --         --           --          --             8           8
Net loss                                   --          --          --         --           --       (11,966)       --       (11,966)
Net unrealized loss on investments         --          --          --         --            (10)       --          --           (10)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

   Balance at December 31, 2001      48,954,561  $       49  $   90,179  $    --     $     (180) $ (104,553) $     --    $  (14,505)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Renegotiation of separation
   agreements                              --          --           240       --           --          --          --           240
Net income                                 --          --          --         --           --         2,814        --         2,814
Net unrealized loss on investments         --          --          --         --            (20)       --          --           (20)
                                     ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

   Balance at December 31, 2002      48,954,561  $       49  $   90,419  $    --     $     (200) $ (101,739) $     --    $  (11,471)
                                     ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          HOMESEEKERS.COM, INCORPORATED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
    FOR THE YEAR ENDED DECEMBER 31, 2002, SIX-MONTHS ENDED DECEMBER 31, 2001
                   AND THE YEARS ENDED JUNE 30, 2001 AND 2000
                             (Amounts in thousands)
                                                                       December 31,    December 31,      June 30,        June 30,
                                                                           2002            2001            2001            2000
                                                                       ------------    ------------    ------------    ------------
Cash flows from operating activities
    Net income (loss)                                                  $      2,814    $    (11,966)   $    (51,627)   $    (25,034)
    Adjustments to reconcile net income (loss) to net
    cash used in operating activities
       Depreciation                                                           1,075             685           1,670             793
       Amortization                                                           --                973           9,670           4,519
       Impairment of intangible assets                                            5           1,034          20,130           2,793
       Equity in loss in foreign affiliate                                    --              --                283              81
       Compensation expense from option repricings                            --              --              2,270           --
       (Gain) loss on sale of investments                                     --              --                974             (46)
       Settlement of accounts payable and other liabilitites                 (1,101)          --              --              --
       Renegotiation of separation agreements                                (2,227)          --              --              --
       Gain on sale of assets                                                 --               (524)          --              --
       Other                                                                  --                (52)            405             (39)
       Common stock and warrants issued for services                          --              2,293           1,404             653
       Common stock, warrants and amortization of debt
          discount issued for interest                                          873             970             803           --
       Gain on reduction in fair value of warrant liabilities                  (279)            (98)          --              --
    Changes in assets and liabilities net of effect from acquisitions
       Accounts receivable                                                     (459)            143             735           1,090
       Other assets, current                                                      1             516             626            (550)
       Other assets                                                              43             164            (111)            (86)
       Accounts payable                                                          91           1,328           1,279             383
       Accrued payroll and other liabilities                                    149           2,095             661           1,090
       Deferred revenue                                                      (1,295)         (1,241)            496           1,864
                                                                       ------------    ------------    ------------    ------------
             Net cash used in operating activities                             (310)         (3,680)        (10,332)        (12,489)
Cash flows from investing activities
    Purchase of property and equipment                                         (134)            (54)         (1,008)         (2,238)
    Purchase of intangible assets                                             --              --               (212)         (1,114)
    Issuance of notes receivable                                              --              --              --               (440)
    Payments of notes receivable                                              --                  8             157             190
    Business acquisitions, net of cash                                        --              --              --             (1,441)
    Proceeds from sales of securities                                         --              --              1,291             101
    Proceeds from sales of property and equipment                             --              --                  4             343
    Proceeds from sales of intangibles                                        --              --                354           --
    Payment from foreign affiliate                                            --              --                200             200
    Proceeds from sale of business entities                                   --              1,725           --              --
    Investment in foreign affiliate                                           --              --              --               (387)
                                                                       ------------    ------------    ------------    ------------
             Net cash provided by (used in) investing activities               (134)          1,679             786          (4,786)
Cash flows from financing activities
    Proceeds from notes payable--related parties                              --              1,035           --              --
    Payments on notes payable--related parties                                --             (2,085)          --              --
    Proceeds from notes payable                                               --              3,000           1,950           --
    Repayments of debt                                                         (353)           (160)           (569)         (1,232)
    Net proceeds from sale/exercise of common stock,
       options and warrants                                                   --                 10           7,520           9,968
                                                                       ------------    ------------    ------------    ------------
             Net cash provided by (used in) financing activities               (353)          1,800           8,901           8,736
                                                                       ------------    ------------    ------------    ------------
Net increase (decrease) in cash and cash equivalents                           (797)           (201)           (645)         (8,539)
Cash and cash equivalents at beginning of year                                1,232           1,433           2,078          10,617
                                                                       ------------    ------------    ------------    ------------
Cash and cash equivalents at end of year                               $        435    $      1,232    $      1,433    $      2,078
                                                                       ============    ============    ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                             December 31,  December 31,    June 30,      June 30,
                                                                                 2002          2001          2001          2000
                                                                             ------------  ------------  ------------  ------------
  Cash paid for interest.................................................... $        413  $         25  $         69  $         77

  Cash paid for income taxes................................................ $          -  $          -  $          -  $          -

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

                                                                             December 31,  December 31,    June 30,      June 30,
                                                                                 2002          2001          2001          2000
                                                                             ------------  ------------  ------------  ------------
  Common stock issued for advertising/exclusive provider arrangement........ $          -  $          -  $          -  $      3,091
  Common stock issued for investment........................................            -             -             -         3,000
  Investment acquired for advertising arrangement...........................            -             -             -         2,000
  Investment acquired as settlement of investment in LLC....................            -             -             -         1,243
  Property and equipment acquired by capital lease obligations..............            -             -           141             -
  Net change in investments and accumulated other comprehensive loss........          (20)          (10)          483          (653)
  Common stock and warrants issued for investment in foreign affiliate......            -             -             -         7,722
  Common stock issued for purchased intangible assets.......................            -             -             -           838
   Warrants issued in renegotiation of separation and settlement agreements.          240             -             -             -
    Note receivable canceled in renegotiation of separation and settlement
     agreements.............................................................           92             -             -             -
  Investment acquired through reduction of accounts and notes receivable,
     related party..........................................................            -             -             -           208
  Common stock issued for payment of liabilities............................            -             -         1,033             -
   Note receivable issued for common stock..................................            -          (500)            -             -
   Reclassification of warrant liabilities..................................            -         1,583             -             -
  Other.....................................................................            -             -           348             -

BUSINESS ACQUISITIONS
Shares issued in business acquisitions...................................... $          -  $          -  $     (2,185) $    (16,848)
Cash paid...................................................................            -             -             -        (1,441)
Liability under purchase agreement..........................................            -             -             -        (1,500)
Accounts receivable, net....................................................            -          (400)          145           550
Prepaid expenses............................................................            -            91            30            37
Property and equipment......................................................            -          (362)          298         1,932
Purchased intangible assets.................................................            -        (1,252)        2,907        19,727
Other assets................................................................            -           (20)            -             -
Note receivable.............................................................            -          (500)            -             -
                                                                             ------------  ------------  ------------  ------------
Liabilities assumed (assets sold)........................................... $          -  $     (2,443) $      1,195  $      2,457
                                                                             ============  ============  ============  ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          HOMESEEKERS.COM, INCORPORATED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  FOR THE YEAR ENDED DECEMBER 31, 2002, SIX-MONTHS ENDED DECEMBER 31, 2001 AND
                   FOR THE YEARS ENDED JUNE 30, 2001 AND 2000


NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

         HomeSeekers.com, Incorporated (the "Company"), a successor to various companies through mergers, was originally incorporated under the laws of Utah on January 31, 1983. The Company is a provider of web-based and other information and technology targeted for use by professionals, consumers, and other parties involved in the real estate industry.

Basis of Presentation

         For the period ended December 31, 2001 and the years ended June 30, 2001 and 2000, the consolidated financial statements include the accounts of HomeSeekers.com, Incorporated and its wholly owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation. For the year ended December 31, 2002, the Company's operations were rolled into one legal entity. Certain reclassifications have been made to the prior period consolidated financial statements to conform to the current year's presentation and had no impact on loss from operations or net loss. On February 13, 2002, the Company announced a change in its fiscal year end from June 30 to December 31. The change was effective for the six-months ended December 31, 2001.

         The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a history of losses, reporting net income for the first time of approximately $2,814,000 during the year ended December 31, 2002 while incurring a loss of $11,966,000 during the six-months ended December 31, 2001. At December 31, 2002 the Company had a working capital deficit of approximately $11,707,000 and an accumulated deficit of approximately $101,739,000. The Company used cash of approximately $310,000 and $3,680,000 to fund operations during the year ended December 31, 2002 and six-months ended December 31, 2001, respectively. Accordingly, the reports of independent auditors on the Company's December 31, 2002 and 2001 and June 30, 2001 and 2000 consolidated financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. As of the filing of this Form 10-K, all outstanding note obligations were in default.

         The Company has taken steps and continues to develop plans it believes will be sufficient to provide the Company with the ability to continue in existence. In October 2001, under a new management team, the Company borrowed $3.0 million to pay off existing debt and for working capital needs. In December 2001, the Company sold an operating division, generating net cash of approximately $1.7 million. The Company reduced its fixed operating expenses and consolidated its operations into one location. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. The Company has recently experienced profitability and as of December 31, 2002, has successfully reduced its overall liabilities by $4.8 million or 27.6% from the prior period. However, there can be no assurances that the Company will be able to sustain profitable operations or that the Company can continue with its plan to satisfy its trade creditors and debt holders. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Segment Reporting

         The Company has determined that for the year ended December 31, 2002, the six-months ended December 31, 2001 and for the years ended June 30, 2001 and 2000, it operated in one business segment, real estate technology and information. In addition, through December 31, 2002, the Company's operations were conducted primarily in the United States.

Revenue Recognition

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101"). The Company adopted SAB 101 during the fourth quarter of fiscal year 2001 and such adoption did not have a material impact on its consolidated financial statements.

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

Concentrations

         Concentration of Credit Risk -- Financial instruments that potentially subject the Company to credit risk consist primarily of cash and trade receivables. At December 31, 2002 substantially all trade receivables are due from customers within the real estate and related industries.

         Concentrations of Operations -- All of the Company's current products are designed for operation in the national and international real estate markets. Any recessionary pressures or other disturbances in those markets could have an adverse effect on the Company's operations.

         During the year ended December 31, 2002, Fidelity National Information Solutions, Inc. ("FNIS") accounted for $2,068,496 or 20.6% of the Company's gross revenues. At December 31, 2002 total receivables from FNIS included in accounts receivable totaled $196,110. During the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000, no single customer accounted for over 10% of the Company's revenues.

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

Financial Statements Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of property and equipment, the valuation of deferred tax assets and warrant liabilities, royalty expenses to which it may be obligated, and the outcome of any litigation to which it may be a party. Actual results could differ from these estimates and it is reasonably possible that a change in the estimates presented will occur in the near term.

Cash and Cash Equivalents

         Cash and cash equivalents consist of cash balances and instruments with maturities of three months or less at the time of purchase.

Accounts Receivable

         The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company's estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company's estimate of the allowance for doubtful accounts will change in the near term.

Product Development Costs

         Costs incurred by the Company to develop, enhance, manage, monitor and operate the Company's web site are expensed as incurred. The Company accounts for the costs of developing software products to be sold in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", which requires the capitalization of costs only during the period from the establishment of technological feasibility to the time at which the product is available for general release to customers. In addition, the Company is involved in activities to continually improve existing products. These costs have been charged to operating expenses in the accompanying statements of operations in the amounts of $0, $0, $1,389,930 and $1,413,186 for the year ended December 31, 2002, the six-months ended December 31, 2001 and for the years ended June 30, 2001 and 2000, respectively.

Investments

         At December 31, 2002 and 2001, the Company's entire portfolio of marketable securities is classified as available-for-sale. These securities are stated at fair market value, determined based on quoted market prices, with the unrealized gains and losses reported in a separate component of stockholders' equity (deficit) as accumulated other comprehensive loss. Realized gains or losses are included in other income (expense) in the statement of operations. The cost of securities sold is based on the specific identification method. At December 31, 2002, the investments are recorded with no net realizable value.

Property and Equipment

         Property  and   equipment   are  stated  at  cost.   Depreciation   and
amortization is calculated using the straight-line method over estimated useful lives of 3 to 5 years, or the lease term, whichever is shorter.

Purchased Intangible Assets

         At December 31, 2002 and 2001, the Company had no significant recorded intangible assets on the books. In previous periods, intangible assets primarily purchased in business acquisitions, were stated at cost and are amortized on a straight-line basis over periods ranging from 3 to 15 years.

Advertising

         The Company accounts for advertising costs as expenses in the period in which they are incurred. Total advertising costs for the year ended December 31, 2002, the six-months ended December 31, 2001 and for the years ended June 30, 2001 and 2000, were $91,001, $70,444, $2,097,361 and $1,854,212, respectively.

Asset Impairment

         During the year ended December 31, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, the Company recorded impairment losses of $5,018 during the year ended December 31, 2002. In accordance with then applicable SFAS 121, the Company recorded $1,033,982 and $13,307,860 of impairment losses during the six-months ended December 31, 2001 and year ended June 30, 2001, respectively. (See Note 6 - Purchased Intangible Assets.)

Debt Forgiveness Income

         The Company recognizes the forgiveness of debt as ordinary income in the period in which it was forgiven. In general, income forgiveness is attributable to the renegotiation of payment terms and amounts for past due trade credit obligations of the Company.

Income Taxes

         The Company accounts for income taxes by the asset/liability approach in accordance with the provisions of SFAS No. 109, "Accounting for Income Taxes". Under this pronouncement, deferred income taxes, if any, reflect the estimated future tax consequences when reported amounts of assets and liabilities are recovered or paid. Deferred income tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are scheduled to be in effect when the differences are expected to reverse. The provision for income taxes, if any, represents the total income taxes paid or payable for the current year, plus the change in deferred taxes during the year. The tax benefits related to operating loss carry forwards are recognized if management believes, based on available evidence, that it is more likely than not that they will be realized.

Net Income (Loss) Per Share

         Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, "Earnings per Share".

         Basic net income (loss) per share has been determined  using net income
(loss) divided by the weighted average shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average shares outstanding, assuming all dilutive potential common shares were issued. At December 31, 2002, the dilutive effect on the basic net income per share resulted in no change. Since the Company incurred losses for the six-months ended December 31, 2001 and for the years ended June 30, 2001 and 2000, basic and diluted net losses per share are the same for these periods. Accordingly, options to purchase common stock outstanding at the end of the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000 of 3,004,493 shares, 6,853,580 shares and 7,068,446 shares, respectively, and warrants to purchase common stock in the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000 of 16,745,556 shares, 8,624,685 shares and 2,557,088 shares, respectively, were not included in the calculation of diluted loss per share for these periods.

Stock Options

         The Company  accounts  for  employee  stock  options  under  Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company has disclosed the proforma net loss and net loss per share effect in Note 9, as if the Company had used the fair value based method prescribed under SFAS No. 123, "Accounting for Stock Based Compensation."

Accrued Liabilities Related to Warrants

         The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force Issue No. 00-19 ("EITF 00-19"), "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of nonemployee stock warrants - see Note 8) has been classified as "accrued liabilities related to warrants" and measured subsequently at fair value, with gains and losses included in the statement of operations. For the year ended December 31, 2002 and for the six-month period ended December 31, 2001, the Company recorded a gain on the reduction in the fair value of warrant liabilities of $279,000 and $98,000, respectively. At December 31, 2002 and 2001, the balance of accrued liabilities related to warrants was $1,555,000 and $1,485,000, respectively.

Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," establishes standards for the reporting and display of comprehensive income and its components in the consolidated financial statements.

New Accounting Pronouncements

         In October 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires companies to record the fair value of a liability for asset retirement obligations in the period in which they are incurred. The statement applies to a company's legal obligations associated with the retirement of a tangible long-lived asset that results from the acquisition, construction, and development or through the normal operation of a long-lived asset. When a liability is initially recorded, the company would capitalize the cost, thereby increasing the carrying amount of the related asset. The capitalized asset retirement cost is depreciated over the life of the respective asset while the liability is accreted to its present value. Upon settlement of the liability, the obligation is settled at its recorded amount or the company incurs a gain or loss. The statement is effective for fiscal years beginning after June 30, 2002. The adoption of this Statement by the Company on January 1, 2003 did not have a material impact on the Company's financial position or results of operations.

         In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement 144 addresses the accounting and reporting for the impairment or disposal of long-lived assets. The statement provides a single accounting model for long-lived assets to be disposed of. New criteria must be met to classify the asset as an asset held-for-sale. This statement also focuses on reporting the effects of a disposal of a segment of a business. This statement is effective for fiscal years beginning after December 15, 2001. In accordance with the statement, the Company recorded impairment losses of $5,018 during the year ended December 31, 2002.

         In April 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt," and an amendment of that Statement, FASB Statement No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" and FASB Statement No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB Statement No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. In accordance with this statement, the Company recorded a gain of approximately $2.2 million and $1.1 million from the renegotiation of separation and settlement agreements (see Note 13) and debt forgiveness from vendors, respectively, for the year ended December 31, 2002.

         In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations.

         In October 2002, the FASB issued Statement No. 147, "Acquisitions of Certain Financial Institutions-an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of both Statement No. 72 and Interpretation No. 9 and requires that those transactions be accounted for in accordance with Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long- term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. The requirements relating to acquisitions of financial institutions are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. This pronouncement does not currently apply to the Company.

         In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," which amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock- based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions of Statement No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of this Statement did not have a material impact on the Company's financial position or results of operations as the Company has not elected to change to the fair value based method of accounting for stock-based employee compensation.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.


NOTE 2--BUSINESS ACQUISITIONS AND DISPOSITIONS

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

Genstar Media

         On August 4, 1998, the Company purchased substantially all of the assets of Genstar Media, a sole proprietorship engaged in the business of offering websites and e-mail to realtors. These assets included the customer base, computers and other media equipment, and the business name. The purchase price consisted of 50,000 shares of the Company's common stock issued to the seller. The Company valued the securities issued at approximately $225,000 based on the fair market value of the common stock on the date of acquisition. In addition, the Company committed to the contingent issuance of common stock having an aggregate value of $400,000 if certain revenue thresholds were met. During the years ended June 30, 2000 and 1999, the revenue levels were met and the additional common stock was issued and the Company allocated the additional $400,000 to the customer base. During the year ended June 30, 2000, the net remaining unamortized balance of the customer base relating to these increases of approximately $267,000 was written off (see Note 6).

Holloway Publications, Inc. ("HPI")

         During the year ended  June 30,  2001,  the  Company  discontinued  the operations of HPI and accordingly wrote off the $1,145,000 net remaining unamortized balance of this intangible asset. Revenues recognized during the years ended June 30, 2001 and 2000 totaled $1,437,000 and $1,540,000, respectively.

TDT, LLC ("Terradatum")

         On September 30, 1999, the Company acquired 100% of Terradatum, a developer, marketer, and licensor of Internet-based multiple listing service systems. Consideration consisted of 640,000 shares of the Company's common stock valued at approximately $7,960,000 based on the fair market value of the Company's common stock at the date of acquisition and $200,000 in cash. The acquisition agreement called for the issuance of additional shares of the Company's common stock and additional cash consideration of $1,500,000 if the market price of the Company's common stock was below certain levels prior to the first anniversary of the closing date. The Company recorded $1,500,000 as a current liability as of June 30, 2000 because the market price of the Company's common stock was projected to be below the stipulated level. The purchase price, including the additional payment, was allocated primarily to purchased technology in the approximate amount of $7,966,000, which was being amortized over 3 years. The market price of the Company's common stock was below the levels stipulated by the acquisition agreement, and during the year ended June 30, 2001, the Company issued a total of 1,984,146 shares of the Company's common stock for the fair market value adjustment and in payment of $1,000,000 of the liability, with no further value recorded to the purchased technology for the issuance of these shares. During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $2,730,000 during the fourth quarter (see
Note 6). On December 3, 2001, the Company sold substantially all the assets of its MLS operating division including the business unit to which Terradatum was a component to FNIS (See Note 14).

Information Management Company, Inc. ("IMCO")

         On September 30, 1999, the Company completed its acquisition of IMCO, a provider of electronic publishing and software development for the real estate listing management industry. The purchase price consisted of 341,151 shares of the Company's common stock valued at $1,000,000, based on the fair market value of the stock given in the acquisition. The acquisition agreement provides for additional consideration of $1,000,000 payable in the Company's common stock on the first and second anniversaries of the agreement. This amount was recorded as additional purchase price and included as additional paid in capital. The purchase price was allocated primarily to purchased technology in the approximate amount of $1,918,000, which was being amortized over 3 years. During the year ended June 30, 2001, the Company issued 199,203 additional shares of its common stock to the prior owners of IMCO for the first anniversary installment, with no further value recorded to the purchased technology for the issuance of these shares. During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity, discontinued the use of the purchased technology, and recorded an impairment charge of approximately $866,000 (see Note 6).

         On December 3, 2001, the Company sold substantially all the assets of its MLS operating division including the business unit to which IMCO was a component to FNIS (See Note 14). As noted above, the Company was obligated to make a common stock payment of $500,000 on the second anniversary of the original purchase agreement, which was not made. In connection with the sale of IMCO to FNIS, and in lieu of the original agreement, the Company entered into a settlement agreement to issue $437,000 of common stock to the original principals of IMCO, not to exceed 3.5 million shares, at such time as the Company has sufficient shares authorized make the issuance. The settlement amount was reclassified to accrued liabilities related to warrants and reduced to fair value at December 31, 2002 and 2001 under EITF 00-19 (see Note 1).

Home Seekers Magazines, Inc. ("HMI")

         On February 8, 2000, the Company completed the acquisition of HMI, a real estate magazine publication company, for approximately $1,053,000 in cash and the assumption of approximately $1,189,000 in liabilities. The excess cost over the fair market value of the net assets acquired was approximately $1,858,000, which was being amortized over 15 years. During the year ended June 30, 2001, the Company sold the magazine publication businesses comprising of HMI to four separate buyers and recognized a loss of $1,347,000, including the write-off of the $1,267,000 net remaining balance of the intangible asset. Revenues recognized during the years ended June 30, 2001 and 2000 totaled $1,551,000 and $746,000, respectively.

Information Solutions Group, Inc ("ISG")

         On April 3, 2000, the Company acquired ISG, a real estate electronic forms provider. The purchase price consisted of 279,400 shares of the Company's common stock valued at approximately $4,238,000, based upon the average closing price of the stock on specified days preceding the date of acquisition, the assumption of liabilities of approximately $849,000 and other costs aggregating $346,000. The original acquisition agreement provided for additional consideration payable in the Company's common stock depending upon the closing prices of the Company's common stock on specified days preceding the first anniversary of the closing date and if certain revenue targets were met, for which the Company recorded an additional $1,000,000 at June 30, 2000. The purchase price was allocated partially to intangible assets in the amount of approximately $1,500,000, which were being amortized over 3 years. The excess of cost over the fair market value of the net assets acquired was approximately $4,705,000, which was being amortized over 5 years. During the year ended June 30, 2001, the acquisition agreement was amended, and the Company issued 2,200,000 additional shares of the Company's common stock as final payment of further consideration due under the agreement with no further value recorded to the purchased intangible assets for the issuance of the shares. The amended agreement required the Company to register the additional shares by February 28, 2001. As of April 25, 2003, the Company had not completed the registration.

         During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $4,112,000 (see Note 6).

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

Immediate Results Through Intuitive Systems, LLC ("IRIS")

         On July 21, 2000, the Company completed the acquisition of IRIS, a provider of productivity software to real estate professionals, through payment of $25,000 cash, the issuance of 500,000 shares of the Company's common stock and the assumption of liabilities of $1,195,000. The purchase agreement provided for additional consideration of up to 2,900,000 shares of the Company's common stock on specified dates within the first year of the agreement, which the Company issued during the year ended June 30, 2001. The 3,400,000 total shares of the Company's common stock issued in the acquisition were valued at $2,587,000, based on an average of closing prices per share of the Company's common stock just prior to and after the dates the shares were issued. The purchase price was allocated primarily to purchased technology and a covenant not to compete in the approximate amounts of $2,809,000 and $500,000, respectively, and was being amortized over 3 years. The purchase agreement required the Company to register any shares issued as additional consideration by September 19, 2001. As of April 25, 2003, the Company had not completed the registration.

         During the latter part of the year ended June 30, 2001, the Company restructured the operations of this entity and recorded an impairment charge of approximately $1,747,000 (see Note 6).


NOTE 3 -- INVESTMENTS

         At December 31, 2002 and 2001, the Company owned 500,000 shares of common stock with a market value of $0 and $20,000, respectively, in Webquest, Inc., a company considered a related party as a former officer and two former members of the Company's Board of Directors also served on the Webquest board.

         The Company's investment is being held for an indefinite period of time and is classified as available for sale. Investments in marketable securities at December 31, 2002 and 2001 are summarized as follows:

                                            December 31, 2002                     December 31, 2001
                                     -------------------------------      ----------------------------------
                                                   Gross                                Gross
                                                 Unrealized    Fair                   Unrealized     Fair
                                       Cost         Loss       Value        Cost         Loss        Value

Common stock, related party........  $200,000    $(200,000)    None       $200,000    $(180,000)    $ 20,000
                                     ========    ==========    =====      ========    ==========    ========

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

Common stock, related party

         In prior years, the Company was given 700,000 shares of Webquest common stock in lieu of cash payment for the license of technology. During the year ended June 30, 2000, the Company received an additional 400,000 shares of Webquest common stock in payment of notes and accounts receivable due and as consideration for the termination of certain operating agreements. At various dates during the year ended June 30, 2000, the Company sold 54,300 shares of the common stock recognizing a gain on sale included in other income of approximately $46,000. During the year ended June 30, 2001, the Company sold 245,700 shares of the common stock recognizing a loss on sale included in other expense of approximately $152,000. At December 31, 2002, the Company owned 500,000 shares of common stock with no net realizable value.

         During the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000, the Company recorded revenues from the above related party of $0, $0, $0 and $370,000, respectively, related to the technology licensing and custom programming fees.

Investment in non-public company-related party

         The Company owns common stock of BuySellBid.com; a company considered a related party as a former Company officer and former member of the Board of Directors is also on the BuySellBid.com board.

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


NOTE 4--INVESTMENT IN FOREIGN AFFILIATE

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

         During the third quarter of the year ended June 30, 2001, the Company wrote its remaining investment in pp.com down to $1,000,000 and restructured its agreement with pp.com. pp.com elected to merge with iShowFlat in a stock-for-stock exchange pursuant to which the Company owns approximately 11% of the merged company and terminated pp.com's exclusive agreement for the development and marketing of the Company's technology in Asia. iShowFlat paid the Company $200,000 cash in May 2001 for non-exclusive agency rights to the Company's technology in Asia. Because of iShowFlat's inability to raise necessary capital and its ongoing operating losses, the Company wrote off the $732,000 balance of its investment during the fourth quarter of the year ended June 30, 2001. On April 4, 2002 iShowFlat announced it was considering a buyout offer for the company and that, if it did not receive bridge financing in connection with the buyout, it would have to consider other financing sources or cease doing business.


NOTE 5-- PROPERTY AND EQUIPMENT

         Property and equipment consisted of the following at December 31, 2002 and 2001:

                                                  December 31,    December 31,
                                                      2002            2001
                                                  ------------    ------------

Computer equipment............................... $  2,954,663    $  3,029,965
Computer software................................      224,698         266,821
Furniture and office equipment...................      255,761         258,126
Leasehold improvements...........................      307,168         307,169
                                                  ------------    ------------

                                                     3,742,290       3,862,081
Less: accumulated depreciation and amortization..   (3,345,813)     (2,524,629)
                                                  ------------    ------------

                                                  $    396,477    $  1,337,452
                                                  ============    ============

         The Company has computer equipment and software with a net book value of $98,831 and $141,404, respectively (accumulated depreciation of $184,390 and $110,730, respectively) under capital leases at December 31, 2002 and 2001.

         The Company recorded depreciation expense for the year ended December 31, 2002, the six-months ended December 31, 2001 and for the years ended June
30,  2001  and  2000  of   $1,075,000,   $685,000,   $1,670,000   and  $793,000,
respectively.


NOTE 6 -- PURCHASED INTANGIBLE ASSETS

         Purchased intangible assets consist of the following at December 31, 2002 and 2001:

                                    Estimated      December 31,    December 31,
                                   Useful Lives        2002            2001
                                   ------------    ------------    ------------

Trademark........................    1-2 years                -           9,651
                                                   ------------    ------------

                                                              -           9,651
Less: accumulated amortization...                             -          (4,633)
                                                   ------------    ------------

                                                   $          -    $      5,018
                                                   ============    ============

         Amortization expense on purchased intangible assets was $0, $972,767, $7,734,956 and $4,209,218 for the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively. During the year ended December 31, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, the Company recorded impairment losses of $5,018 during the year ended December 31, 2002.

         During the six-months ended December 31, 2001, the Company performed an assessment of the carrying value of its long-lived assets to be held and used, including significant amounts of purchased intangible assets recorded in connection with its various acquisitions. This assessment was performed pursuant to SFAS 121 due to significant negative industry and economic trends affecting both the Company's current and future operations, as well as the general decline of technology valuations. Management concluded that the decline in market conditions within the Company's industry was significant and other than temporary. As a result of this assessment, along with the Company's decision to discontinue its publishing operations during April 2001 and consolidation and restructuring of other acquired businesses primarily during June of 2001, the Company wrote down $1,033,982 and $13,307,860 of impaired purchased intangible assets for the six-months ended December 31, 2001 and the year ended June 30, 2001. Such assets were written down based on the amount by which the carrying amount exceeded their fair value. Fair value was determined based on discounted future cash flows for the operating divisions that had separately identifiable cash flows. The cash flow periods used were three years with a discount rate of 15%, which are assumptions that reflect management's best estimates.

NOTE 7 -- LONG-TERM DEBT

         Long-term debt consisted of the following at December 31, 2002 and 2001:

                                                          December 31,    December 31,
                                                              2002            2001
                                                          ------------    ------------
Note payable to Fidelity National Financial,  Inc.
("Fidelity"),   net  of  unamortized  discount  of
$165,000 and $689,000,  respectively,  with stated
interest  at  prime  plus 2%  (totaling  6.25%  at
December 31, 2002),  secured by certain  assets of
the Company, due April 24, 2003,  convertible into
shares of the Company's  common stock at $0.10 per
share at the option of the holder........................ $  2,835,000    $  2,311,000


Note payable to a former  Director of the Company,
with interest at 9%,  secured by certain assets of
the Company, subordinate to the Fidelity note, due
April 9,  2001,  convertible  into  shares  of the
Company's common stock at $0.10 per share................      500,000         500,000

Note payable to a former  Director of the Company,
with stated  interest  at 10%,  secured by certain
assets of the Company, subordinate to the Fidelity
note,  payable  in four  equal  installments,  due
December 31, 2002........................................      110,000         200,000

Notes payable to individuals, with interest at 9%,
unsecured, due December 13, 2002.........................       72,000         162,000

Capital lease obligations (Note 10)......................       72,956         180,907

Other....................................................       25,698          90,793
                                                          ------------    ------------

Total....................................................    3,615,654       3,444,700
Less current portion.....................................   (3,610,110)     (1,045,679)
                                                          ------------    ------------

Long-term portion........................................ $      5,544    $  2,399,021
                                                          ============    ============

Future  maturities  of long-term  debt at December 31, 2002 are as follows:


Years ending December 31:

2003....................................................  $  3,610,110
2004....................................................         5,544
2005....................................................             -
2006....................................................             -
                                                          ------------
Total                                                     $  3,615,654
                                                          ============

         The Company entered into a Warrant Purchase Agreement simultaneous with the note payable to Fidelity such that the aggregate potential equity represented in the note payable to Fidelity and the Warrant is 25% of the Company's outstanding common stock. To the extent the note is not converted to a number of shares of common stock representing at least a 25% equity stake in the Company, the Warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of Common Stock. The warrants are not dependent on conversion of the note and are detachable from the note. Based on the current outstanding number of common shares, the warrants can be exercised for up to 12,238,640 shares. The Company has recorded the value of the detachable warrant, totaling $768,000 to debt discount and is amortizing that amount over the life of the note. For the year ended December 31, 2002 and the six-months ended December 31, 2001, $524,376 and $97,592, respectively, have been amortized to interest expense.

         The note payable of $500,000 to a former Director contains a late payment penalty clause requiring the Company to issue warrants to purchase 100,000 shares of the Company's common stock on April 9, 2001, the original due date, and additional warrants to purchase 100,000 shares of the Company's common stock each week thereafter until the note is repaid. In accordance with this late payment penalty clause, the Company is obligated under the terms of the note to issue warrants to purchase a total of 9,100,000 shares of the Company's common stock at exercise prices ranging from $0.03 to $0.80 per share to the former Director as of December 31, 2002. The former director was issued a warrant to purchase 375,000 shares of the Company's common stock at an exercise price of $0.19 per share at the time the loan was made. The Company recognized interest expense of $349,000, $631,000 and $605,169 attributable to the value of these warrants (under SFAS 123) for the year ended December 31, 2002, the six-months ended December 31, 2001 and the year ended June 30, 2001, respectively. Any warrants issued vest immediately and expire three years from the date of issuance.

         The Company issued warrants to purchase 100,000 shares of the Company's common stock on November 22, 2000, at an exercise price of $0.43 per share in connection with the loan of $250,000 from a former Director of the Company. In addition, the Company issued a total of 75,000 shares of the Company's common stock to the former Director to extend the due date of the loan. The loan balance outstanding as of December 31, 2002 was $110,000 and the Company was in default of the payment terms of the note at December 31, 2002. The Company is making periodic payments on the note as cash flows permit. The Company recognized interest expense of $87,000 and $38,000 attributable to these warrants and shares, respectively, for the year ended June 30, 2001. The Company did not recognize any interest expense attributable to these warrants or shares during the year ended December 31, 2002 and the six-months ended December 31, 2001. The warrants vest immediately and expire three years from the date of issuance.

         During the year ended June 30, 2001 the Company issued warrants to purchase a total of 250,000 shares of the Company's common stock at an exercise price of $0.25 per share to the individuals who loaned the Company $200,000. The warrants vest immediately and expire three years from the date of issuance. The loan balance outstanding as of December 31, 2002 was $72,000 and the Company was in default of the payment terms of the note at December 31, 2002. The Company is making periodic payments on the notes as cash flows permit. The Company recognized interest expense of $0, $241,000 and $72,500 attributable to the warrants for the year ended December 31, 2002, the six-months ended December 31, 2001 and the year ended June 30, 2001, respectively. These notes payable also include a late payment penalty clause whereby the Company issued 100,000 warrants per week for each note payable (with a cap of one million warrants), which was reached as of December 31, 2001. The due dates of these notes were extended to December 13, 2002.

         The interest rate on capitalized leases varies from 12.0% to 32.1% and is imputed based on the lessor's implicit rate of return.


NOTE 8  -- STOCKHOLDERS' EQUITY (DEFICIT)

         The Company is authorized to issue 50,000,000 shares of common stock, par value $.001 per share, 5,000,000 shares of Class A preferred stock, par value $.001 per share, of which 5,000 have been designated as Class A, Series 1, 200,000 shares of Class B preferred stock, par value $10.00 per share, and 4,800,000 shares of undesignated preferred stock, par value $.001 per share. Terms of the Class A, Class B and undesignated preferred stock are to be prescribed by resolution of the Board of Directors. At December 31, 2002 and 2001, there were no outstanding shares of preferred stock.

Common Stock

         As of December 31, 2002 the Company had 48,954,561 common shares issued and outstanding, 2,538,582 outstanding options issued pursuant to the Company's Amended and Restated 1996 Stock Option Plan, as amended (the "1996 Plan") and 36,761,096 outstanding warrants. The Company will require an increase in the number of authorized shares of common stock to enable the future exercises of the outstanding options and warrants (see Note 1).

         During the six-months ended December 31, 2001, options to purchase 54,000 common shares were exercised at prices ranging from $0.16 to $0.59 per share. During the year ended June 30, 2001, warrants to purchase 200,000 common shares were exercised at a price of $0.19 per share and options to purchase 3,334 common shares were exercised at a price of $0.59 per share. During the year ended June 30, 2000, warrants to purchase 1,026,039 common shares were exercised at prices averaging $2.96 per share and options to purchase 677,497 common shares were exercised at an average price of $2.21 per share. No options or warrants were exercised during the year ended December 31, 2002.

         In August 2001, the Company issued a total of 1,020,834 unrestricted common shares with a combined value of $500,000 to EntrePort Corporation ("EntrePort") as an advance against the purchase price of the existing business of EntrePort. Subsequent to this issuance, the Company entered into a Business Separation and Settlement Agreement with HomeMark and HomeSeekers Management, Inc. In accordance with the terms of the agreement, the companies terminated and released any and all obligations under all agreements between the parties. In connection with the settlement, and in addition to other terms and conditions, the Company paid HomeMark $1,875,000 and assigned to HomeMark its Loan Agreement and the Security Agreement and Financing Agreement dated July 16, 2001 between EntrePort Corporation and the Company in the total principal amount of $500,000.

         In addition, the Company issued a total of 788,130 unrestricted shares of its common stock to former officers and directors as part of separation and settlement agreements, including 600,000 shares issued to three such individuals in July and August 2001 (See Note 13).

Common Stock Warrants

         Warrants for the purchase of common shares that were issued and outstanding as of December 31, 2002 are summarized below:


         Number of        Exercise
         Warrants           Price         Expiration
        ----------       -----------      ----------

        23,785,140       $0.03-$0.12       2003-2005
         8,207,371         0.13-0.49       2003-2006
         3,808,075         0.50-0.80       2003-2004
           233,334              1.50            2003
           607,899         2.38-2.50       2003-2004
           119,277              3.00       2003-2004
        ----------
        36,761,096

         During the year ended December 31, 2002, a total of 8,300,000 warrants expiring on various dates in 2005 to purchase common shares at exercise prices of $0.03 to $0.17 were issued to officers of the Company, consultants and investors. During the six-months ended December 31, 2001, a total of 9,390,871 warrants expiring on various dates in 2002 through 2004 to purchase common shares at exercise prices of $0.03 to $0.67 were issued to officers of the Company, consultants and investors (See Note 9 for disclosure of the impact on net loss and loss per share had the warrants issued to the officers of the Company been valued pursuant to SFAS No. 123).

         During the year ended December 31, 2002 and the six-months ended December 31, 2001, a total of 523,100 and 1,270,000 warrants, respectively, issued to consultants and investors expired and were canceled. In connection with the note issued to Fidelity, the Company entered into a Warrant Purchase Agreement such that as a result of the issuance to Fidelity of the note and the warrant, Fidelity has a currently exercisable right to purchase up to approximately 12,238,640 shares (included in the table above), or the equivalent of 25% of the outstanding shares of the Company's common stock, calculated by applying Fidelity's right to acquire 25% of the Company's outstanding shares to the total of 48,954,561 shares currently issued and outstanding. The actual number of shares issuable to Fidelity is likely to be greater than 12,238,640 because of the dilutive effect of exercising the note and warrant. Fidelity has the sole right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, the shares of the Company's Common Stock issuable upon the exercise of the note and the warrant.

NOTE 9 -- STOCK OPTIONS

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

         In January 2001, the Company's Board of Directors approved the repricing of all outstanding employee stock options to $0.593 per share. Prior vesting schedules and the number of shares underlying the options remained unchanged. In April 2001, the Company's Board of Directors approved the repricing of all outstanding options of certain officers and managers of the Company to $0.13 per share in consideration for reductions in salary. These options now require variable accounting treatment, with appropriate charges to compensation expense in future reporting periods as the market price of the Company's common stock fluctuates. The market price of the Company's common stock on December 31, 2002 and December 31, 2001 was $0.05 and $0.06 per share, respectively, which is lower than previously issued option prices resulting in no additional compensation expense being recorded.

         The Company applies APB Opinion No. 25 in accounting for its fixed stock option plan and warrants granted to employees. Accordingly, since the market value and the option price of the Company's stock were equal on the measurement date, no compensation cost has been recognized for new issuances under the plan. During the six-months ended December 31, 2001, the Company recorded $1.8 million of compensation expense to reflect the differences in the warrant exercise price and the market value on the date of issuance attributable to warrants issued to three former officers under separation agreements which were voided during the following year and new agreements entered into. (See Note 13.) No similar compensation expense was recorded during the years ended December 31, 2002, June 30, 2001 and 2000. Had compensation cost been determined on the basis of fair value pursuant to SFAS No. 123, net loss and loss per share would have been impacted as follows:

                          (Amounts in Thousands, Except Per Share Data)

                                          December 31,   December 31,     June 30,       June 30,
                                              2002           2001           2001           2000
                                          ------------   ------------   ------------   ------------
Net Income (loss)
   As reported........................... $      2,814   $    (11,966)  $    (51,627)  $    (25,034)
                                          ============   ============   ============   ============

   Pro forma............................. $      2,654   $    (12,456)  $    (61,201)  $    (28,280)
                                          ============   ============   ============   ============
Basic and Diluted Loss Per Share
   As reported........................... $       0.06   $      (0.25)  $      (1.66)  $      (1.47)
                                          ============   ============   ============   ============

   Pro forma............................. $       0.05   $      (0.26)  $      (1.96)  $      (1.66)
                                          ============   ============   ============   ============

         The pro forma amounts were estimated using the Black-Scholes option-pricing model with the following assumptions for the year ended December 31, 2002, the six-months ended December 31, 2001and the years ended June 30, 2001 and 2000:

                                          December 31,   December 31,     June 30,       June 30,
                                              2002           2001           2001           2000
                                          ------------   ------------   ------------   ------------
 Dividend Yield.........................           0%             0%              0%            0%

 Risk-Free Interest Rate................         4.0%           4.0%            5.0%      5.5-6.9%

 Expected Life..........................    3-4 years      3-4 years       3-4 years     3-7 years

 Expected Volatility....................      293.95%        227.20%    121.1-166.4%        121.1%

         Expected lives are equal to the remaining option terms for each period.

         Following is a summary of the status of options outstanding during the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000:

                                                                              Weighted
                                              Number of       Exercise        average
                                            shares under       price          exercise
                                               options         range           price
                                            ------------    ------------    ------------
 Outstanding at July 1, 1999............      4,082,874      $1.47-9.97           $2.58
 Granted................................      4,310,038      2.31-22.50            7.14
 Canceled...............................      (646,969)      1.47-21.13            9.62
 Exercised..............................      (677,497)       1.47-9.44            2.21
                                            ------------

 Outstanding at June 30, 2000...........      7,068,446      1.47-22.50            4.95
                                            ============

 Options exercisable at June 30, 2000...      3,179,159                            2.54

 Outstanding at July 1, 2000............      7,068,446      1.47-22.50            4.95
 Granted................................      2,003,250       0.13-3.34            1.96
 Canceled...............................    (2,214,782)      0.34-21.94            5.06
 Exercised..............................        (3,334)            0.59            0.59
                                            ------------

 Outstanding at June 30, 2001...........      6,853,580       0.13-1.04            0.31
                                            ============

 Options exercisable at June 30, 2001...      5,806,672                            0.28

 Outstanding at July 1, 2001............      6,853,580       0.13-1.04            0.31
 Granted................................        825,000       0.07-0.49            0.11
 Canceled...............................    (4,620,087)       0.13-1.04            0.26
 Exercised..............................       (54,000)       0.13-0.59            0.16
                                            ------------

 Outstanding at December 31, 2001             3,004,493       0.07-1.04            0.34
                                            ============

 Options exercisable at December 31, 2001     1,816,942                           $0.38

 Outstanding at January 1, 2002.........      3,004,493       0.07-1.04            0.34
 Granted................................      2,000,000            0.08            0.08
 Canceled...............................    (2,465,911)       0.08-1.04            0.29
 Exercised..............................              -               -               -
                                            ------------

 Outstanding at December 31, 2002             2,538,582       0.07-1.04            0.18
                                            ============

 Options exercisable December 31, 2002        2,428,989                            0.17


         The weighted average grant date fair value of options granted in the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000 was $0.08, $0.11, $1.49 and $5.57,
respectively.

         The following table summarizes information regarding stock options outstanding at December 31, 2002:

                                            Outstanding                      Exercisable
                                ---------------------------------     ---------------------------
                                   Weighted
                                    Average
                                   Remaining          Weighted                       Weighted
  Exercise                        Contractual         Average                         Average
 Price Range      Number        Life (In Years)    Exercise Price      Number      Exercise Price
 -----------    -----------     ---------------    --------------     ---------    --------------
 $0.07-0.13       2,001,500          2.00              $0.08          1,946,086        $0.08
  0.16-0.56          91,500          1.59               0.45             84,518         0.47
  0.59-1.04         445,582          0.59               0.59            398,385         0.59
                -----------     ---------------    --------------     ---------    --------------
                  2,538,582                            $0.18          2,428,989        $0.17
                ===========                        ==============     =========    ==============

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

Leases

         The Company has property and equipment under capital leases with maturity dates to February 2004. Certain of the leases are secured by the personal guarantee of a shareholder. The Company has an operating lease for its facilities from a related party expiring in July 2004 unless terminated earlier with sixty-days notice. The Company also has service agreements with Internet access providers. Future minimum payments under all capital and operating leases as of December 31, 2002 are as follows:

             Years Ending                     Operating        Capital
             December 31:                      Leases           Leases
             ------------                     ---------        --------
                 2003                         $ 292,380        $ 90,094
                 2004                           175,231           4,344
              Thereafter                              -               -
                                              ---------        --------

Total minimum lease payments                  $ 467,611          94,438
                                              =========
Less: amount representing interest                              (21,482)
                                                               --------
Present value of future minimum lease payments                   72,956
Less: current portion                                            68,743
                                                               --------
Long-term portion                                              $  4,213
                                                               ========

         During the year ended December 31, 2002 and the six-months ended December 31, 2001, the Company terminated numerous leased facilities and recorded lease termination costs of approximately $0 and $75,000, respectively. The Company believes that any obligations that might be remaining attributable to the closure of these facilities are minimal. Rental expense for all leases was $233,758, $583,461, $1,229,834 and $559,370 for the year ended December 31,
2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively.

Employment Agreements

         The Company has employment agreements with certain of its officers calling for annual salaries and cash bonuses attributable to the attainment of certain performance objectives. Due to its limited cash reserves, the Company has been unable to fully fund the salary obligations of these agreements totaling $423,924, which were accrued at December 31, 2002. The officers waived any bonuses that might otherwise have been earned during December 31, 2002 under the terms of the agreements. The Company is obligated to issue stock options to the officers pursuant to the terms of the agreements, which it has not done. The Company's ability to issue these stock options is subject to the approval, by the stockholders of the Company, of an amendment to the Company's Articles of Incorporation to increase the number of authorized common shares.

Claims and Litigation

         The Company is involved in various legal proceedings arising out of its operations in the ordinary course of its business, including various claims that have been asserted or complaints that have been filed alleging patent and copyright infringement, breach of employment and separation agreements, and non-payment under various agreements. In addition, various claims have been made against the Company in connection with certain of its acquisitions, including breach of registration rights agreements. Management intends to contest each case and in certain instances may attempt to reach a settlement of the issues claimed. The Company does not believe that these proceedings will have a material  adverse  effect on its  business,  financial  condition,  or result of operations beyond the amounts recorded in the accompanying consolidated financial statements for the estimated settlement of specific actions. However, if settlement is not reached and the matters proceed to trial, an unfavorable outcome could have a material adverse effect on the Company's financial position and results of operations. The Company has currently reserved $350,000 for future possible claims and litigation.

Registration Rights Agreements

         The Company is in violation of registration rights agreements including those associated with certain of its acquisition purchase agreements and certain amendments thereto. The required registration of the shares, issued as additional consideration to the former owners of these companies, is subject to the approval by the stockholders of the Company of an amendment to the Company's Articles of Incorporation to increase the number of authorized common shares.


NOTE 11 -- INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of certain revenue and expense items for income tax and financial reporting purposes. The significant components of the Company's deferred taxes were as follows at December 31, 2002 and 2001:

                                                December 31,     December 31,
                                                    2002             2001
                                                ------------     ------------
Deferred tax assets:
   Net operating loss carryforwards.......      $ 22,796,586     $ 23,098,985
   Deferred revenue.......................           440,501        1,123,743
   Accrued expenses and other.............           213,860        1,003,340
                                                ------------     ------------
                                                  23,450,947       25,226,068
Deferred tax liabilities:
   Depreciation...........................                 -           (5,081)
                                                ------------     ------------
                                                  23,450,947       25,220,987
Less: Valuation allowance.................       (23,450,947)     (25,220,987)
                                                ------------     ------------
   Net deferred taxes.....................      $          -     $          -
                                                ============     ============

         A valuation allowance has been established due to the Company's accumulated losses. The increase (decrease) in the valuation allowance was $(1,770,040), $3,924,680, $9,559,612 and $6,898,526 for the year ended December
31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000, respectively. In addition, the Company has available at December 31, 2002, approximately $67 million of unused Federal and State net operating loss carryforwards that may be applied against future taxable income and that expire in various years from 2008 to 2021. The utilization of these loss carryforwards may be limited by certain events including an ownership change as defined by the Internal Revenue Code.

         The principal reasons for the difference between the effective income tax rate and the federal statutory income tax rate are as follows:

                                                         (Twelve Months)      (Six-Months)      (Twelve Months)     (Twelve Months)
                                                           December 31,        December 31,         June 30,            June 30,
                                                               2002               2001                2001                2000
                                                         ---------------     ---------------    ---------------     ---------------
Federal utilization (benefit) expected at statutory
   rate..............................................    $       956,760     $    (4,068,440)   $   (17,552,559)    $    (8,511,560)
Valuation allowance..................................         (1,770,040)          3,924,680          9,559,612           6,898,526
Write-down of intangible assets......................                                      -          5,337,836                   -
Write-down of investment.............................                  -                   -            585,820             850,000
Deferred revenue.....................................            440,501                   -                  -                   -
Accrued expenses and other...........................            352,779                   -                  -                   -
Goodwill amortization................................                  -             123,760          2,054,192             739,862
Non-deductible expenses..............................             20,000              20,000             15,099              23,172
                                                         ---------------     ---------------    ---------------     ---------------
                                                         $             -     $             -    $             -     $             -
                                                         ===============     ===============    ===============     ===============

NOTE 12 -- HOMEMARK TRANSACTIONS

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

         Concurrent with the Securities Purchase Agreement, the Company and HomeMark entered into a Loan Agreement, providing for a non-contingent loan of up to $1.0 million. These funds were advanced to the Company by HomeMark during June 2001, and were payable $500,000 on September 30, 2001 and $500,000 on December 31, 2001. HomeMark also advanced the Company an additional $920,000 in the form of short-term loans during July, August and September 2001. The Securities Purchase Agreement and the transactions contemplated by the agreement with HomeMark were subject to the approval and ratification of a majority of the stockholders of the Company.

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


NOTE 13 - SEPARATION AND SETTLEMENT AGREEMENTS

         In July and September 2001, and in connection with the transactions with HomeMark, the Company entered into separation and settlement agreements with three of its former officers and directors. These individual agreements provided for the termination of the officers' employment with the Company. Pursuant to the agreements, the Company agreed to the following: (1) pay all final salary, unpaid personal time off and other sums due, which totaled approximately $50,000 combined; (2) pay a combined $59,000 cash to two of the officers in July, and $20,000 cash to the other officer each month from September 2001 through January 2002; (3) issue each officer 200,000 unrestricted shares of the Company's common stock; (4) cancel all vested employee stock options of the officers with an exercise price of $0.13 per share and issue to them a total of 4,078,996 three-year warrants to purchase shares of the Company's common stock at an exercise price of $0.13 per share; and (5) issue to the officers over a 36 month period shares of the Company's common stock with a combined value each month of approximately $72,000, with the number of shares to be delivered to be determined by dividing the monthly payment amount by the average closing price of one share of the Company's common stock for the ten trading days immediately preceding the 15th day of each month. One of the officers entered into a one-year consulting agreement with the Company for $5,000 per month commencing in February 2002, and a note payable to the Company by this officer of $70,000 was forgiven along with approximately $10,000 of accrued interest. Each of the agreements contained mutual releases of certain claims, liabilities or causes of actions that one party might have against the other party. During the six-months ended December 31, 2001, the Company recorded compensation expense of approximately $5,246,000 relating to these agreements.

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

NOTE 14 - FIDELITY TRANSACTIONS

         On October 25, 2001, Fidelity National Financial, Inc. ("Fidelity") agreed to loan the Company up to $4,000,000, which was consummated on November 5, 2001. In return, Fidelity accepted (i) a convertible revolving promissory note (the "Note") and (ii) a stock purchase warrant (the "Warrant"). The aggregate potential equity represented in the Note and the Warrant is 25% of the Company's outstanding Common Stock. To the extent the Note is not converted to a number of shares of common Stock representing a 25% equity stake in the Company, the Warrant is exercisable to bring Fidelity's beneficial ownership to as much as 25% of the outstanding shares of Common Stock (see Note 7).

         The purpose of the Fidelity loan to the Company was to enable the Company to pay off existing debt so as to release lenders' liens on certain assets being purchased by FNIS as described above. Fidelity and the Company entered into a Credit Agreement, pursuant to which Fidelity eventually loaned the Company $3,000,000 for the purpose of paying off and canceling its loan agreements with HomeMark, the repayment of an earlier secured promissory note of $400,000, and for general working capital purposes.

         Short-term liabilities at December 31, 2002 include the $3,000,000 note payable to Fidelity, which matured on April 24, 2003. On April 25, 2003, the Company and Fidelity entered into a formal standstill agreement until June 30, 2003 to continue negotiations underway concerning the note. Unless payment is made in full, the terms of the note re-negotiated, or the note is satisfied by some other means, Fidelity may enter into foreclosure procedures on the note.

         As an inducement to make the loan, Fidelity agreed to accept equity in the Company in the form of the Note and Warrant described above. FNIS has no rights to receive or control disposition of any of the shares of Common Stock. Fidelity and the Company also executed a Security Agreement securing the Company's obligations to Fidelity.

         As a result of the issuance to Fidelity of the Note and the Warrant, Fidelity has a currently exercisable right to purchase up to approximately 12,238,640 shares, or the equivalent of 25% of the outstanding shares of the Company's common stock, calculated by applying Fidelity's right to acquire 25% of the Company's outstanding shares to the total of 48,954,561 shares currently issued and outstanding. The actual number of shares issuable to Fidelity is likely to be greater than 12,238,640 because of the dilutive effect of exercising the Note and Warrant. Fidelity has the sole right to receive or the power to direct the receipt of dividends from, or proceeds from the sale of, the shares of the Company's Common Stock issuable upon the exercise of the Note and the Warrant.

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

         On December 3, 2001, the agreement was consummated and FNIS acquired substantially all of the assets, including corporate and trade names and goodwill associated with the business, of the Company's XMLSweb(tm) division (formerly Terradatum LLC and Information Management Company, LLC). The total consideration paid was $2,000,000, of which $500,000 was advanced in November and $1,275,000 was paid in December 2001. An additional amount of $225,000 was withheld for unpaid licensing obligations of the Company.

NOTE 15 --TRANSITION PERIOD COMPARATIVE DATA

         The following table presents certain financial information for the year
ended  December  31,  2002  and  the  twelve-months   ended  December  31,  2001
(unaudited).

                                                (Amounts in Thousands)
                                        December 31, 2002     December 31, 2001
                                        -----------------     -----------------
                                                                 (Unaudited)
   Revenues............................ $          10,020     $          14,130

   Income (loss) from operations.......               532               (46,336)

   Other income (expense), net.........             2,282                (1,029)
                                        -----------------     -----------------

Net income (loss)...................... $           2,814     $         (47,365)
                                        =================     =================



NOTE 16 --QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         Summarized unaudited quarterly financial information for the year ended December 31, 2002, the six-months ended December 31, 2001 and the years ended June 30, 2001 and 2000 are noted below (in thousands, except per share amounts):

                                                                            3rd Quarter     4th Quarter
                                            1st Quarter     2nd Quarter         (1)             (2)
                                            -----------     -----------     -----------     -----------
December 31, 2002
   Revenues                                 $     1,817     $     2,607     $     3,451     $     2,145
   Income (loss) from operations            $      (476)    $       220     $       584     $       204
   Net income (loss)                        $      (532)    $     2,479     $       884     $       (17)
   Basic and diluted net income
      (loss) per share                      $     (0.01)    $      0.05     $      0.02     $      0.00

December 31, 2001
   Revenues                                 $     3,403     $     2,632               -               -
   Income (loss) from operations            $    (5,512)    $    (6,026)              -               -
   Net income (loss)                        $    (6,115)    $    (5,851)              -               -
   Basic and diluted net income
      (loss) per share                      $     (0.13)    $     (0.12)              -               -

June 30, 2001
   Revenues                                 $     4,414     $     4,883     $     4,412     $     3,683
   Income (loss) from operations            $    (7,841)    $    (6,620)    $   (14,930)    $   (19,868)
   Net income (loss)                        $    (8,664)    $    (7,564)    $   (14,746)    $   (20,653)
   Basic and diluted net income
      (loss) per share                      $     (0.39)    $     (0.31)    $     (0.45)    $     (0.51)

June 30, 2000
   Revenues                                 $     1,443     $     2,574     $     3,396     $     3,677
   Income (loss) from operations            $    (2,751)    $    (4,923)    $    (5,786)    $   (12,052)
   Net income (loss)                        $    (2,638)    $    (4,787)    $    (5,684)    $   (11,925)
   Basic and diluted net income
     (loss) per share                       $     (0.17)    $     (0.28)    $     (0.32)    $     (0.70)


(1) Loss from operations and net loss include the impact of charges related to asset impairment and investments, totaling $7,852 in the fiscal year ended June 30, 2001.
(2) Loss from operations and net loss include the impact of charges related to asset impairment and investments, totaling $11,816 in the fiscal year ended June 30, 2001.

NOTE 17 - RELATED PARTY TRANSACTIONS

         The Company subleases its computer-hosting site in Burbank, California through Chaffee Interactive, a company wholly owned by Thomas Chaffee, the Company's Chairman and Chief Executive Officer for $30,000 on a month-to-month basis. Similarly, the Company contracts with Chaffee Interactive for web site design and marketing services for which the Company does not have available in-house expertise. The total lease expense and cost of design services recognized during the year ended December 31, 2002 attributable to this arrangement was $362,879 of which $133,380 was unpaid and was included in accounts payable at the end of the year.

                                                                     SCHEDULE II

                  SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS

                                               Balance at    Charged to
                                               Beginning     Operating                  Balance at
                                                of Year       Expenses     Deductions   End of Year
                                               ----------    ----------    ----------   -----------
For the year ended June 30, 2000

   Allowance for doubtful accounts             $   37,896    $  554,091    $ (450,534)  $   141,453
                                               ==========    ==========    ==========   ===========
For the year ended June 30, 2001

   Allowance for doubtful accounts             $  141,453    $  429,715    $ (282,766)  $   288,402
                                               ==========    ==========    ==========   ===========

   Reserve for contingencies                   $     --      $  436,500    $     --     $   436,500
                                               ==========    ==========    ==========   ===========
For the six-months ended December 31, 2001

   Allowance for doubtful accounts             $  288,402    $  112,443    $ (210,555)  $   190,290
                                               ==========    ==========    ==========   ===========

   Reserve for contingencies                   $  436,500    $     --      $     --     $   436,500
                                               ==========    ==========    ==========   ===========
For the year ended December 31, 2002

   Allowance for doubtful accounts             $  190,290    $     --      $ (150,769)  $    39,521
                                               ==========    ==========    ==========   ===========

   Reserve for contingencies                   $  436,500    $     --      $  (86,500)  $   350,000
                                               ==========    ==========    ==========   ===========


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          HOMESEEKERS.COM, INCORPORATED



                                            By: /S/ Thomas Chaffee
                                                ----------------------
                                                Thomas Chaffee
                                                Chief Executive Officer

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


       Signature                       Title                         Date
  -------------------      -------------------------------       ------------

  /S/ Thomas Chaffee       Chairman of the Board, Director       May 22, 2003
  -------------------      and Chief Executive Officer
  Thomas Chaffee


  /S/ Steven M. Crane      President, Chief Operating            May 22, 2003
  --------------------     Officer and Director
  Steven M. Crane

                                  CERTIFICATION



I, Thomas Chaffee, Chairman of the Board and Chief Executive Officer, certify that:

1. I have reviewed this Annual Report on Form 10-K of HomeSeekers.com, Incorporated;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c)  presented  in  this  Annual  Report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: May 22, 2003

 /s/ Thomas Chaffee
 ---------------------
 Thomas Chaffee
 Chairman of the Board
 and Chief Executive Officer

                                  CERTIFICATION



I, Steven M. Crane, President, Chief Operating Officer, and Director certify that:

1. I have reviewed this Annual Report on Form 10-K of HomeSeekers.com, Incorporated;

2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3. Based on my knowledge, the consolidated financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

         c)  presented  in  this  Annual  Report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officers and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


 Date: May 22, 2003

 /s/ Steven M. Crane
 -------------------
 Steven M. Crane
 President and Chief Operating Officer

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

     10.8 Loan Agreement, dated June 6, 2001, between the Company and HomeMark (incorporated by reference to the June 2001 8-K).

     10.9* Amended and Restated 1996 Stock Option Plan (incorporated by reference to Exhibit 6.1 to the Company's 10-K (Commission File No. 000-23825) for the year ended June 30, 1999 (the "1999 10-K")).

     10.10* Amendment No. 1 to HomeSeekers.com, Incorporated Amended and Restated 1996 Stock Option Plan (incorporated by reference to
               Exhibit 4.1 to the Company's Registration Statement on Form S-8 (Commission File No. 333-44786), as filed with the Commission on August 30, 2000).

     10.11* Employment Agreement between the Company and John Giaimo dated March 9, 1999 (incorporated by reference to Exhibit 6.6 to the 1999 10-K).

     10.12* Employment Agreement between the Company and Greg Johnson dated March 9, 1999 (incorporated by reference to Exhibit 6.7 to the 1999 10-K).

     10.13* Employment Agreement between the Company and Doug Swanson dated March 9, 1999 (incorporated by reference to Exhibit 6.8 to the 1999 10-K).

     10.14* Employment Agreement between the Company and Greg Costley dated August 23, 1999 (incorporated by reference to Exhibit 6.11 to the 1999 10-K).

     10.15 Promissory Note between the Company and William Tomerlin dated November 22, 2000.

     10.16 Security Agreement between the Company and William Tomerlin dated November 22, 2000.

     16.1 Letter on Change in Certifying Accountant (incorporated by reference to the Company's Annual Report on Form 10-K filed with the Commission on October 6, 2001).

     23.1 Consent of Stonefield Josephson, Inc., Independent Auditors (filed herewith)

     23.2      Consent of Corbin & Wertz, Independent Auditors (filed herewith)

     23.3 Consent of Ernst & Young LLP, Independent Auditors (filed herewith)

     24.1      Powers of Attorney  (contained in the signature page of this Form
               10-K).

     99.1(a) and 99.1(b)

               Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Press Release related to Securities Purchase Agreement with HomeMark (incorporated by reference to the June 2001 8-K).

 ------------

 * Management contract or compensatory arrangement.