Form 10QSB
period 2003-03-31
HOMESEEKERS COM INC
filed 2003-06-03
CIK 938578

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

{X} QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                                       OR

{ } TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______to_______


                         Commission File Number: 0-23835


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 48,954,561 shares of common stock, $ .001 par value, outstanding as of May 10, 2003.

                          HOMESEEKERS.COM, INCORPORATED

                                TABLE OF CONTENTS



Part I                                                                   PAGE

       Item 1.   Financial Statements                                      3
       Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                    10
       Item 3.   Controls and Procedures                                  11

Part II

       Item 1.   Legal Proceedings                                        12
       Item 2.   Changes in Securities and Use of Proceeds                12
       Item 3.   Defaults Upon Senior Securities                          12
       Item 4.   Submission of Matters to a Vote of Security Holders      12
       Item 5.   Other Information                                        12
       Item 6.   Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                14

CERTIFICATIONS                                                            15

                                     Part I

Item 1.   Financial Statements

                          HOMESEEKERS.COM, INCORPORATED
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2003 AND DECEMBER 31, 2002
             (Amounts in thousands, except share and per share data)


                                                                  March 31,       December 31,
                                                                    2003              2002
                                                                ------------      ------------
                                                                (Unaudited)
                                     ASSETS
Current assets
   Cash and cash equivalents                                    $        527      $        435
   Accounts receivable, net                                              583               516
   Other assets                                                          174                85
                                                                ------------      ------------
      Total current assets                                             1,284             1,036

Property and equipment, net                                              242               396
Other assets                                                               6                 7
                                                                ------------      ------------
                                                                $      1,532      $      1,439
                                                                ============      ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
   Accounts payable                                             $      3,057      $      2,935
   Accrued payroll and other liabilities                               2,482             2,294
   Liability under purchase agreement                                    500               500
   Accrued liabilities related to warrants                             1,521             1,555
   Long-term obligations, current portion, net of
     unamortized discount of $34 and $165, respectively                3,742             3,610
   Deferred revenue, current portion                                   1,798             1,849
                                                                ------------      ------------
      Total current liabilities                                       13,100            12,743
Long-term liabilities
   Long-term obligations                                                   1                 6
   Deferred revenue                                                       93               161
                                                                ------------      ------------
      Total long-term liabilities                                         94               167

Stockholders' deficit
   Common stock, $.001 par; 50,000,000 shares authorized;
      48,954,561 shares issued and outstanding                            49                49
   Additional paid-in capital                                         90,419            90,419
   Accumulated other comprehensive loss                                 --                (200)
   Accumulated deficit                                              (102,130)         (101,739)
                                                                ------------      ------------
      Total stockholders' deficit                                    (11,662)          (11,471)
                                                                ------------      ------------
                                                                $      1,532      $      1,439
                                                                ============      ============

    The accompanying notes are an integral part of these financial statements

                          HOMESEEKERS.COM, INCORPORATED
                            STATEMENTS OF OPERATIONS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                  (Amounts in thousands, except per share data)
                                   (Unaudited)

                                                         2003             2002
                                                     ------------     ------------
                                                                       (Restated)
Revenues                                             $      1,920     $      1,817
Cost of revenues                                              410              464
                                                     ------------     ------------
   Gross profit                                             1,510            1,353
                                                     ------------     ------------
Operating expenses
   Operating expenses                                       1,489            1,558
   Depreciation and amortization                              154              265
   Impairment of intangible assets                           --                  5
                                                     ------------     ------------
                                                            1,643            1,828
                                                     ------------     ------------
Loss from operations                                         (133)            (475)

Other income (expense)
   Interest expense                                          (220)            (222)
   Debt forgiveness income                                    128              143
   Loss on investment                                        (200)            --
   Gain (loss) on reduction (increase) in fair
     value of warrant liabilities                              34           (1,991)
   Other, net                                                --                  4
                                                     ------------     ------------
                                                             (258)          (2,066)
                                                     ------------     ------------

Net loss                                                     (391)          (2,541)
Other comprehensive loss                                     --                (13)
                                                     ------------     ------------
Total comprehensive loss                             $       (391)    $     (2,554)
                                                     ============     ============
Net loss per common share
    Basic and diluted                                $      (0.01)    $      (0.05)
                                                     ============     ============
Weighted average shares outstanding
    Basic and diluted                                  48,954,561       48,954,561
                                                     ============     ============

    The accompanying notes are an integral part of these financial statements

                          HOMESEEKERS.COM, INCORPORATED
                            STATEMENTS OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2003 AND 2002
                             (Amounts in thousands)
                                   (Unaudited)

                                                                                            2003           2002
                                                                                         ----------     ----------
                                                                                                        (Restated)
Cash flows from operating activities
     Net loss                                                                            $     (391)    $   (2,541)
     Adjustments to reconcile net loss to net cash provided
     by (used) in operating activities
        Depreciation                                                                            154            265
        Impairment of intangible assets                                                        --                5
        Settlement of accounts payable and other liabilitites                                  (128)          (143)
        Common stock, warrants and amortization of debt discount issued for interest            131            131
        (Gain) loss on (reduction) increase in fair value of warrant liabilities                (34)         1,991
        Loss on investment                                                                      200           --
     Changes in assets and liabilities net of effect from acquisitions
        Accounts receivable                                                                     (67)          (166)
        Other assets, current                                                                   (89)            (8)
        Other assets                                                                              1             13
        Accounts payable                                                                        250             82
        Accrued payroll and other liabilities                                                   188            (80)
        Deferred revenue                                                                       (119)          (167)
                                                                                         ----------     ----------
               Net cash provided by (used in) operating activities                               96           (618)

Cash flows from investing activities
     Purchase of property and equipment                                                        --              (71)
                                                                                         ----------     ----------
               Net cash used in investing activities                                           --              (71)

Cash flows from financing activities
     Repayments of debt                                                                          (4)           (38)
                                                                                         ----------     ----------
               Net cash used in financing activities                                             (4)           (38)
                                                                                         ----------     ----------
Net increase (decrease) in cash and cash equivalents                                             92           (727)
Cash and cash equivalents at beginning of year                                                  435          1,232
                                                                                         ----------     ----------
Cash and cash equivalents at end of year                                                 $      527     $      505
                                                                                         ==========     ==========


    The accompanying notes are an integral part of these financial statements

                          HOMESEEKERS.COM, INCORPORATED
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - MANAGEMENT'S REPRESENTATION AND BASIS OF PRESENTATION

         The financial statements are unaudited and, in the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, previously filed with the Securities and Exchange Commission. The Company presumes that users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure that would substantially duplicate the disclosure contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 has been omitted. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results that will be realized for a full year. Certain prior period amounts have been reclassified to conform to the current period's presentation.

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has a history of losses, reporting net income for the first time of approximately $2,814,000 during the year ended December 31, 2002 while incurring a loss of $11,966,000 during the six-months ended December 31, 2001. For the quarters ended March 31, 2003 and 2002, the Company recognized a net loss of
$391,000 and $2,541,000, respectively. At March 31, 2003 the Company had a working capital deficit of approximately $11,816,000 and an accumulated deficit of approximately $102,130,000. The Company continues to maintain a significant working capital deficit and has inadequate cash reserves to fully satisfy its existing trade debts. The Company is continuing in its efforts to further increase sales revenues, reduce operating expenses, and develop methods for reducing its existing trade debts and liabilities. The Company may consider obtaining additional debt or equity financing. Similarly, the Company may consider entering into other arrangements or business combinations that would provide the Company with incremental working capital, increased sales opportunities, or redundant cost savings. There can be no assurances that the Company will be able to sustain profitable operations or that the Company can develop a plan that will adequately satisfy its trade creditors and debt holders. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Accordingly, the reports of independent auditors on the Company's December 31, 2002 financial statements include an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern. As of the filing of this Form 10-QSB, all outstanding note obligations were in default.

New Accounting Pronouncements

         Financial Accounting Standards Board (FASB) No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement amends Statement 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to Statement 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative, in particular, the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors, the meaning of underlying, and the characteristics of a derivative that contains financing components. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.

         Financial   Accounting  Standards  Board  (FASB)  No.  150  establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. Some of the provisions of this Statement are consistent with the current definition of liabilities in FASB Concepts Statement No. 6, Elements of Financial Statements. The remaining provisions of this Statement are consistent with the Board's proposal to revise that definition to encompass certain obligations that a reporting entity can or must settle by issuing its own equity shares, depending on the nature of the relationship established between the holder and the issuer. While the Board still plans to revise that definition through an amendment to Concepts Statement 6, the Board decided to defer issuing that amendment until it has concluded its deliberations on the next phase of this project. That next phase will deal with certain compound financial instruments including puttable shares, convertible bonds, and dual-indexed financial instruments. The Company does not anticipate that the adoption of this pronouncement will have a material effect on the financial statements.


NOTE 2 - EQUITY TRANSACTIONS

         Pursuant to a late payment penalty clause of a note payable to a former director, the Company is obligated to issue warrants to purchase 100,000 shares of the Company's common stock each week until the note is paid. At March 31, 2003 the Company was obligated to issue to the former director penalty warrants to purchase an additional 10.4 million shares of the Company's common stock. Interest expense recognized during the quarter ended March 31, 2003 attributable to these warrants was $57,000. Similarly, interest expense attributable to these warrants recognized during the year ended December 31, 2002 was $349,000.


NOTE 3 - STOCK OPTIONS

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

         In January 2001, the Company's Board of Directors approved the repricing of all outstanding employee stock options to $0.593 per share. Prior vesting schedules and the number of shares underlying the options remained unchanged. In April 2001, the Company's Board of Directors approved the repricing of all outstanding options of certain officers and managers of the Company to $0.13 per share in consideration for reductions in salary. These options now require variable accounting treatment, with appropriate charges to compensation expense in future reporting periods as the market price of the Company's common stock fluctuates. The market price of the Company's common stock on March 31, 2003 and March 31, 2002 was $0.05 and $0.13 per share, respectively, which is equal to or lower than previously issued option prices resulting in no additional compensation expense being recorded.

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

                  (Amounts in Thousands, Except Per Share Data)

                                                    March 31,    March 31,
                                                      2003         2002
                                                    ---------    ---------
Net loss
   As reported................................      $    (191)   $  (2,541)
                                                    =========    =========

   Pro forma..................................      $    (191)   $  (2,574)
                                                    =========    =========
Basic and Diluted Loss Per Share
   As reported................................      $   (0.00)   $   (0.05)
                                                    =========    =========

   Pro forma..................................      $   (0.00)   $   (0.05)
                                                    =========    =========


         The  pro  forma  amounts  were   estimated   using  the   Black-Scholes
option-pricing model with the following assumptions for the quarters ended March 31, 2003 and 2002:

                                                    March 31,    March 31,
                                                      2003         2002
                                                    ---------    ---------
 Dividend Yield...............................             0%           0%
 Risk-Free Interest Rate......................           4.0%         4.0%
 Expected Life................................      3-4 years    3-4 years
 Expected Volatility..........................        292.62%      244.16%

         Expected lives are equal to the remaining option terms for each period.


NOTE 4 - EXCHANGE LISTING

         On May 20, 2003 the Company became delinquent in filing its Annual Report on Form 10-K with the Securities and Exchange Commission. As a consequence, the Company did not meet the eligibility requirements imposed by the OTC Bulletin Board quotation system ("OTCBB") for the quotation of its common stock and the trading of its common stock was removed from the OTCBB. The Company filed its Form 10-K on May 23, 2003 and with the filing of this Quarterly Report on Form 10-QSB, is now current in its filings with the Securities and Exchange Commission and is therefore eligible to be quoted on the OTCBB. Accordingly, the Company has requested that its market makers apply to resume quotation of the Company's common stock on the OTCBB.

NOTE 5 - RESTATEMENT

         The Company accounts for freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force Issue No. 00-19 ("EITF 00-19"), "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." As the Company does not have sufficient authorized shares available to settle its open stock-based contracts, the initial fair value of the applicable contracts (consisting primarily of non-employee stock warrants) has been classified as "accrued liabilities related to warrants" and measured subsequently at fair value, with gains and losses included in the statement of operations. For the quarters ended March 31, 2003 and 2002, the Company recorded a gain (loss) on the reduction (increase) in the fair value of warrant liabilities of $34,000 and $1,991,000, respectively. At March 31, 2003 and December 31, 2002, the balance of accrued liabilities related to warrants was $1,521,000 and $1,555,000, respectively. As of the filing of this Form 10-QSB for the quarter ended March 31, 2003, the Company has not amended its previously filed Form 10-Q for the quarter ended March 31, 2002 to reflect the changes as mandated by EITF 00-19 and has indicated "Restated" in the accompanying financial statements to reflect these changes for the quarter ended March 31, 2002, however, the Company plans to file an amended 10-Q for the quarter ended March 31, 2002. The table below shows the impact of the restatement for the quarter ended March 31, 2002:

                  (Amounts in Thousands, Except Per Share Data)

                                                      March 31,
                                                        2002
                                                      ---------
Net loss
   As reported.................................       $    (532)
                                                      =========

   Restated ...................................       $  (2,541)
                                                      =========

Basic and Diluted Loss Per Share
   As reported.................................       $   (0.01)
                                                      =========

   Restated....................................       $   (0.05)
                                                      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

         The Company, until recently, has experienced recurring losses from operations and has an accumulated deficit of approximately $102.1 million and a working capital deficit of $11.8 million at March 31, 2003 and limited cash reserves. Because of these factors, the reports of the independent auditors on the financial statements for the year ended December 31, 2002 and six-months ended December 31, 2001 included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

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

Results of Operations

         Revenues

         Revenues increased 1% from $1.8 million in the quarter ended March 31, 2002 to $1.9 million in the quarter ended March 31, 2003. Revenues recognized during the quarter ended March 31, 2003 were primarily composed of sales of the Company's software productivity tools for real estate agents and hosting fees associated with real estate agent web sites.

         Cost of Revenues

         Cost of revenues decreased from $464,000 in the quarter ended March 31, 2002 to $410,000 in the quarter ended March 31, 2003. The decrease is primarily a result of a reduction in the workforce between periods.

         Operating Expenses and Write-Down of Assets

         Total operating expenses decreased from $1.8 million in the quarter ended March 31, 2002 to $1.6 million in the quarter ended March 31, 2003. The largest single component of operating expenses in both periods was compensation and related expenses. As a result of a decrease in the total workforce between periods, compensation and related expenses included in operating expenses decreased from $997,000 to $856,000. Depreciation expense recognized during the quarter ended March 31, 2003 was $154,000 compared to $265,000 in the prior period as the Company fully-depreciated or disposed of depreciable assets between periods.

Liquidity and Capital Resources

         The Company has limited cash reserves, an accumulated deficit of $102.1 million, and a working capital deficit of $11.8 million at March 31, 2003. Because of the Company's significant net losses, working capital deficit, accumulated deficit and uncertainty as to its ability to secure additional financing, the reports of the independent auditors on the financial statements for the year ended December 31, 2002 and the six-months ended December 31, 2001 included an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern.

         At March 31, 2003, the Company's cash balance was $527,000 compared to $435,000 at December 31, 2002, an increase of $92,000. During the quarter ended March 31, 2003, net cash provided by operating activities was approximately $96,000 compared to net cash used in operating activities of $618,000 during the quarter ended March 31, 2002.

         Net cash used in investing activities during the quarters ended March 31, 2003 and 2002 was $0 and $71,000, respectively, for the purchase of computer hardware and equipment necessary to the Company's business.

         Net cash used in financing activities during the quarters ended March 31, 2003 and 2002 was $4,000 and $38,000, respectively and attributable to debt repayments.

RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

         Investors are cautioned that this Form 10-QSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties, including the following: (1) the Company's plans, strategies, objectives, expectations and intentions are subject to change at any time at the discretion of management and the Board of Directors; (2) the Company's plans and results of operations will be affected by its ability to manage any growth and working capital and its ability to finance future operations, none of which is assured; and (3) the Company's business is highly competitive and the success of existing or new competitors in the markets in which the Company competes could adversely affect the Company's plans and results of operations. In addition, the Company identifies the risk factors discussed below that may affect the Company's actual results and may cause actual results to differ materially from that expressed in or implied by any forward-looking statement. These risks and uncertainties are discussed from time to time in the Company's filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management's Discussion and Analysis of Financial Condition and Results of Operations discusses the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Continually, management evaluates its estimates and judgments, including those related to bad debt reserves, revenue recognition including deferred revenue, liabilities related to warrants, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions; however, management believes that the estimates, including those for the above-described items, are reasonable. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 3.  CONTROLS AND PROCEDURES

         Based on the evaluation of the Company's disclosure controls and procedures by Thomas Chaffee, the Company's Chief Executive Officer, and Steven
M. Crane, the Company's President and Chief Operating Officer, as of a date within 90 days of the filing date of this quarterly report, our Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None. The Company did not issue any shares of its common stock during the quarter ended March 31, 2003.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         During the quarter ended March 31, 2003, the Company was in default of all debt instruments for non-payment in accordance with the terms of the note. See "Note 1 - Management's Representation and Basis of Presentation."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None


ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         99.1(a) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                      (b) Reports on Form 8-K

         99.1(b) Certification pursuant to 18 U.S.C. ss.1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                      (b) Reports on Form 8-K

         The   Company  did  not  file  any  Reports  on  Form  8-K  during  the three-months ended March 31, 2003.

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



 Dated: June 2, 2003

                                  CERTIFICATION



 I, Thomas Chaffee, Chairman of the Board and Chief Executive Officer, certify that:

 1. I have reviewed this Quarterly Report on Form 10-QSB of HomeSeekers.com, Incorporated;

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


 Date:  June 2, 2003

 /s/ Thomas Chaffee
 -------------------------
 Thomas Chaffee
 Chairman of the Board and Chief Executive Officer

                                  CERTIFICATION



 I, Steven M. Crane, President, Chief Operating Officer, and Director certify that:

 1. I have reviewed this Quarterly Report on Form 10-QSB of HomeSeekers.com, Incorporated;

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


 Date:  June 2, 2003

 /s/ Steven M. Crane
 -----------------------------
 Steven M. Crane
 President and Chief Operating Officer